Form 10-K
period 2021-12-26
Sweetgreen, Inc.
filed 2022-03-04
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-41069
SWEETGREEN, INC.
(Exact name of registrant as specified in its charter)

Delaware			27-1159215
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3101 W. Exposition Blvd.	Los Angeles	CA	90018
(Address of Principal Executive Offices)			(Zip Code)
(323) 990-7040
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SG	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on November 22, 2021, based on the closing price of $44.38 per share of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3.8 billion. The Registrant has elected to use November 22, 2021, which was the closing date of the Registrant’s initial public offering, as the calculation date because on June 27, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The registrant had 96,803,554 shares of Class A common stock and 13,477,303 shares of Class B common stock outstanding as of March 1, 2022.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key operating metrics;
•our expectations regarding our sales channel mix and impact on our margins and business;
•our expectations regarding the COVID-19 pandemic and the impact on our business and results of operations;
•our expectations about customer behavior trends;
•our plan to approximately double our current footprint of restaurants over the next three to five years and our goal of operating 1,000 restaurants by the end of the decade;
•our plan to diversify our store formats and to bring sweetgreen into a wider variety of neighborhoods;
•our bold vision to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect;
•our commitment to becoming carbon neutral by the end of 2027;
•industry and market trends and our anticipated market opportunity;
•the costs and success of our sales and marketing efforts and our ability to promote our brand;
•our successful development and integration of Spyce’s automation technology;
•potential future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the effect of inflation on our business, including on labor rates and on our supply chain costs, as well as any future pricing actions taken in an effort to mitigate the effects of inflation;
•our ability to effectively manage and scale our supply chain; and
•our growth strategies

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. Historically, a restaurant has been considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. As a result of material, temporary closures in the second and third fiscal quarters of fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2020. No restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal years 2019 or 2021.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash, credit card, or digital scan-to-pay. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay are included as part of our Owned Digital Channels.

Marketplace Channel. Marketplace Channel refers to sales to customers for delivery or pick-up made through third-party delivery marketplaces, including Caviar, DoorDash, Grubhub, Postmates, and Uber Eats.

Native Delivery Channel. Native Delivery Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app.

Outpost Channel. Outpost Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app to our Outposts, which are our trademark offsite drop-off points at offices, residential buildings, and hospitals.

Owned Digital Channels. Owned Digital Channels encompasses our Pick-Up Channel, Native Delivery Channel, and Outpost Channel, and purchases made in our In-Store Channel via digital scan-to-pay.

Pick-Up Channel. Pick-Up Channel refers to sales to customers made for pick up at one of our restaurants through the sweetgreen website or mobile app.

Total Digital Channels. Total Digital Channels consist of our Owned Digital Channels and our Marketplace Channel, and include our revenues from all of our channels except those from Non-Digital transactions made through our In-Store Channel.

Key Metrics and Non-GAAP Financial Measures

For definitions of our key metrics, Average Unit Volume (“AUV”), Net New Restaurant Openings, Same-Store Sales Change, Total Digital Revenue Percentage, and Owned Digital Revenue Percentage, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.” For definitions of our Non-GAAP Financial Measures, Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” for more information, including the limitations of such measures, and a reconciliation of each of these measures to the most directly comparable financial measures stated in accordance with GAAP.

SUMMARY RISK FACTORS

Investing in our Class A common stock involves numerous risks, including the risks described in “Part I, Item 1A. Risk Factors” of this Annual Report. Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects.

•We operate in a highly competitive industry. If we are not able to compete effectively, it could have an adverse effect on our business, financial condition, and results of operations.
•Pandemics or disease outbreaks, such as the recent outbreak of COVID-19, have disrupted, and may continue to disrupt, our business, and have adversely affected our operations and results of operations.
•Changes in economic conditions and the customer behavior trends they drive, including long-term customer behavior trends following the COVID-19 pandemic, which are uncertain, could have an adverse effect on our business, financial condition, and results of operations.
•Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.
•Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.
•Our expansion into new markets may present increased risks.
•New restaurants, once opened, may not be profitable, and the increases in Average Unit Volume that we have experienced in the past may not be indicative of future results, and new restaurants may negatively impact sales at our existing restaurants.
•Our success depends substantially on the value of our brand and failure to preserve its value or changes in customer recognition of our brand, including due to negative publicity, could have a negative impact on our business, financial condition, and results of operations.
•Food safety and foodborne illness concerns could have an adverse effect on our business.
•We have incurred significant losses since inception. We expect our operating expenses to increase significantly in the foreseeable future, as we grow our business, increase our new restaurant openings, and invest into new technology, and we may not achieve profitability.
•Increases in labor costs, labor shortages, and any difficulties in attracting, motivating and retaining well-qualified employees could have an adverse effect on our business, financial condition, and results of operations.
•Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our results of operations and expansion prospects.
•Governmental regulation may adversely affect our business, financial condition, and results of operations.
•Changes in employment laws may increase our labor costs and impact our results of operations.
•We have been and will likely continue to be party to litigation that could distract management, increase our expenses, or subject us to monetary damages or other remedies.
•If we experience a serious cybersecurity incident, or the confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, our platform may be perceived as not being secure, our reputation may be harmed, demand for our products and services may be reduced, and we may incur significant liabilities.

•We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
•We may not be able to adequately protect or enforce our rights in our intellectual property, which could harm the value of our brand and have an adverse effect on our business, financial condition, and results of operations.

PART I
ITEM 1. BUSINESS
Our Mission
To Build Healthier Communities by Connecting People to Real Food
Overview

Sweetgreen, Inc., a Delaware corporation (together with its subsidiaries, “sweetgreen”, “we”, “us” or the “Company”) is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 26, 2021, we owned and operated 150 restaurants in 13 states and Washington, D.C.
Our Food Ethos
We believe the choices we make about what we eat, where it comes from and how it is prepared have a direct impact on our health, our communities and the planet. This is our Food Ethos, and it is firmly rooted in every aspect of our business. At sweetgreen, we only serve Real Food, which for us means:
•Plant-forward
•Celebrates seasonality
•Made fresh in our restaurants
•Prioritizes organic, regenerative, and local sourcing
•Meets strict and humane animal welfare and seafood standards
•Free of highly-processed preservatives, artificial flavors, and refined or hidden sugars
•Mindful of the carbon impact of each ingredient to protect future generations
This commitment to our Food Ethos keeps our food delicious, nutrient dense and sustainable. At sweetgreen, Real Food tastes better, makes you feel better, and drives the frequency that has defined our success.
Our Menu Offering

We have designed our menu to be delicious, customizable and convenient to empower our customers to make healthier choices for both lunch and dinner. We are constantly seeking ways to enhance our menu, all while honoring our Food Ethos.
Our Core Menu
•Our core menu features 11 curated, signature items which are offered year-round in all of our locations.
•In addition to our core menu items, our single most popular item is the “custom” salad or bowl, which can include millions of combinations from 40-plus ingredients prepared fresh in each of our restaurants every day, as well as our made-from-scratch dressings.
•We keep our menu fresh by curating a smaller seasonal menu five times per year. We believe our seasonal menu rotation, which celebrates the strength of our regional supply chain by highlighting fresh local ingredients, increases order frequency by introducing new flavor combinations for our customers to sample.
•On our Owned Digital Channels, we offer exclusive menu items, including seasonal digital exclusives and curated “collections” relevant to each customer.
Our Supply Chain
We have built a differentiated, end-to-end supply chain that begins with more than 200 domestic food partners, such as farmers and bakers, and culminates in delicious, high-quality food for our customers. Consistent with our Food Ethos, we prioritize ingredients that are certified organic, regenerative, or locally sourced, and meet strict and humane animal welfare and seafood standards. We build direct relationships with our farmers and growers and we are proud to showcase them on the walls of every restaurant and spotlight them on our digital platform. Our national supply chain is organized into regional distribution networks that align retail proximity with cultivation, while also making it easy to leverage existing relationships as we enter new markets in that region.
Quality Control and Food Safety
At sweetgreen, we refer to food safety as our “license to operate.” For sweetgreen, food safety starts with our food supply. All of our suppliers provide appropriate food safety certification and third-party audits as part of the onboarding process. After onboarding, we work closely with our suppliers to ensure they adhere to our product quality specifications. We also follow a Comprehensive Food Safety Plan (“CFSP”), which includes our Approved Supplier Program, Hazard Analysis and Critical Control Points Program, guidelines for restaurant design, construction and maintenance, new product commercialization processes, and crisis management. As part of our CFSP, we have a set of “sweet clean standards” in each of our restaurants, which are guides for operators to ensure our approach to food safety is consistent and scalable across our restaurant fleet. Food safety is an integral element of our field leadership bonus plan; our operators do not receive certain bonuses unless they meet our food safety thresholds for the relevant period. On top of our CFSP sits a system of verification, audits, and monitoring to ensure our food safety is not compromised.
Our Real Estate

We opened 31 domestic, company-owned restaurants in fiscal year 2021 and plan to approximately double our current footprint of restaurants over the next three to five years with a goal of operating 1,000 restaurants by the end of the decade. As we continue to expand, we are confident that our compelling restaurant-level economics will continue to work across geographies and market types.

We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach. We have incorporated additional capacity, including secondary lines, in the majority of our restaurants so they can flex to handle fluctuations in order volumes.

We are constantly testing new restaurant design concepts to densify our markets and to bring sweetgreen into a wider variety of neighborhoods. We have thoughtfully designed all of our restaurants to both reflect the culture and feel of our local communities and to support our multiple digital channels. For instance, we recently added exterior pick-up windows as well as curbside pick-up at several locations. We continue to explore other design features and real estate formats, such as smaller format digital-only fulfillment restaurants and drive-thru and drive-up ordering concepts in more suburban markets.
Our Technology
Our Customer-Facing Digital Platform

We have a five-channel model that is designed to make it easy for our customers to order sweetgreen how they want, whenever they want.

Pick-Up.    Customers place their order through our mobile app or website and pick it up from their chosen sweetgreen location at the time most convenient for them.
Native Delivery.    We launched our Native Delivery Channel in January 2020, and believe it offers a superior customer experience to our Marketplace Channel, with lower menu item pricing than our Marketplace Channel, greater delivery radii than our Marketplace Channel in many locations, enhanced customization features, exclusive access to our seasonal menu items and ingredients, and online exclusives and promotions.

Outpost.    Our Outpost Channel enables office workers, hospital workers, or building residents to get their custom sweetgreen order delivered directly to an outpost station at their location during a dedicated time window each day, with lower customer fees than our delivery channels. As of the end of fiscal year 2021, we had 481 live Outpost locations.
In-Store.    Despite a strategic focus on our Owned Digital Channels, our In-Store Channel is core to our platform and serves as a critical path to attract new customers via our iconic physical locations. Customers can pay digitally using the “scan-to-pay” feature on our mobile app, which can provide customers access to certain digital-only promotions.
Marketplace.    Our Marketplace Channel often serves as an effective means to reach new digital customers who have not used our native mobile app or website before. We then aim to convert Marketplace customers to our digital platform.

For fiscal year 2021, 46.1% of our revenue was from our Owned Digital Channels. When including orders placed on our Marketplace Channel, this digital share increases to 67.4% of our fiscal year 2021 revenue. The convenience of our multi-channel approach, combined with our ability to offer personalized content and recommendations, results in a highly engaged cohort of habitual sweetgreen customers. Not only are our owned digital users our most frequent customers, but the average order value (which is the dollar value of an order exclusive of taxes and any fees paid by the customer) for orders placed on our Owned Digital Channels is significantly higher than Non-Digital orders placed through our In-Store Channel.
Proprietary Technology Powers our Operations at Scale
In addition to our customer-facing digital platform, we have also invested in technology to support our back of house operations and simplify the work of our team members. These investments include leveraging systems that manage daily inventory in our restaurants to ensure freshness, guides prep work, optimizes our meal assembly process, and manages our team members’ output to enhance our order fulfillment times.
Our Marketing Strategy

Our brand is designed to inspire consumers to live healthier lives without compromising their values. Our goal is to connect food and culture to amplify our mission both in our restaurants and on our digital platform. We use a carefully crafted combination of brand, retail and performance marketing to build awareness and generate sales. In October 2021, we were named as one of Fast Company’s Brands That Matter, which recognized companies and nonprofits that have had an undeniable impact on business and culture.

Since inception, we have collaborated with some of the world’s best chefs, athletes, musicians and thought leaders in our communities to help us amplify the power of healthy food. During fiscal year 2021 we announced our partnership with Naomi Osaka. Naomi is sweetgreen’s first ever national athlete ambassador and youngest investor. Together, our goal is to shift the paradigm of food sponsorships and create a positive impact on how the next generation connects to healthy eating.

In order to drive customers from awareness to consideration to conversion, we have invested in robust customer relationship management capabilities and paid media strategies across search, social media, and search engine optimization, as well as implemented mobile push notifications through our app. Our investment in a sophisticated marketing technology stack enables us to better understand our customers—how they first discover sweetgreen, what they order, and what makes them return. We also use our restaurants, which are the face of our brand and a powerful acquisition tool for new customers, as a canvas to execute national brand campaigns, seasonal menu launches, and local promotions to maintain the direct relationship with our customers.
Our People.

Our Team and Culture

Our approach to team and culture is consistent with one of our core values of “Win, Win, Win”. We believe that obsessing over the team member experience is a “win” for our team members, our customers, and our company. We benefit from the ability to attract and retain the best talent, and from having team members that are motivated to deliver an exceptional experience to our customers. We hire team members who are passionate about our purpose and strive to maintain a friendly, fun, and positive work environment. We pay competitive wages and believe we offer best-in-class benefits relative to the industry, including medical, dental, and vision insurance for eligible employees and their spouses or domestic partners, 401K matching, paid time off, paid parental leave, and equity incentives for our Head Coaches. In October 2021, we were ranked 18th by Newsweek in their Top 100 Most Loved Workplaces rankings.

Our Restaurant Team Structure and the Pathway to Opportunity

We believe we have designed a transparent and structured career learning path. By providing opportunities for advancement, professional development, and ultimately leadership, we have been able to promote high-performing talent and by extension scale our sweetgreen culture. At sweetgreen, the best leaders come from within—we develop a talent-rich pipeline by having a clear promotional track for team members to become a Head Coach (our title for a store manager) within as few as three years.

Commitment to Diversity and Inclusion

We are committed to holding ourselves accountable to have gender and ethnic representation at all levels of our organization. Specifically, we have an internal Diversity, Equity, and Inclusion (“DEI”) council and have an associated set of DEI-related goals that have been embedded into our leadership principles. We also require annual DEI training for all Senior Leaders, People Managers, Individual Contributors, and Field Leadership. In July 2021, we were named in Mogul’s Top 100 Workplaces with the Greatest Diversity & Inclusion Initiatives.

Employees

As of December 26, 2021, we had a total of 4,877 employees, 363 of whom worked at our sweetgreen Support Center and 4,514 of whom worked in our restaurants.

Our Impact
Our mission to build healthier communities by connecting people to real food also extends to our goal of building a healthier and more equitable society. Below are just a few select examples of the many ways in which we contribute to our local communities:
•Donations from New Restaurant Openings: For every meal sold on the opening day of each of our new restaurants, we provide a meal-for-meal donation to a local food access non-profit partner to help alleviate food insecurity in the community. These opening day donations, which typically amount to around 600 meals on average per new restaurant, are the beginning of a long-term relationship with our local communities.
•Impact Outpost: Connecting Hospitals to Real Food: At the onset of COVID-19, we pivoted our entire Outpost operation to deliver free sweetgreen meals to frontline healthcare heroes. We also partnered with Chef Jose Andres’ non-profit, World Central Kitchen, to create the Impact Outpost Fund to provide even more meals to hospital workers and medical personnel. From April 2020 through August 2020, we raised over $2.5 million and provided close to 400,000 meals to frontline hospital heroes via our Impact Outpost program.

•Increasing Access to Real Food: We have provided funding over the last several years to various non-profits to expand access to real food by supporting programs that double SNAP benefits, also known as Food Stamps, at farmers’ markets. We have partnered with organizations across the nation, including SEE-LA (Los Angeles, CA), Green City Market (Chicago, IL), Freshfarm (Washington, D.C.), About Fresh (Boston, MA), and Urban Harvest (Houston, TX).

Competition
We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery, and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and as a result, these competitors may be better positioned to succeed in the highly competitive restaurant industry. Among our competitors are a number of multi-unit, multi-market, fast-food, or fast-casual restaurant concepts, some of which are expanding nationally, including companies like Chipotle, McDonald's, Panera Bread, and Shake Shack, as well as other quick service salad and health food concepts.
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we will face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence to better navigate the COVID-19 pandemic, including by enabling delivery and take-out through their digital applications. In particular, we will face increasing competition from delivery kitchens, food aggregators and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver sweetgreen food to customers. These food delivery marketplaces own the customer data for sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service and have increased their reliance on take-out or delivery during the COVID-19 pandemic, and competition is expected to continue to increase. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.
Trademarks and Other Intellectual Property
We protect our intellectual property primarily through a combination of trademarks, domain names, copyrights, and trade secrets. Since our inception, we have undertaken to strategically and proactively develop our trademark portfolio by registering our trademarks and service marks in the United States and various strategic foreign jurisdictions. Domestically, we registered our core marks (“sweetgreen,” “SG,” and the sweetgreen logo) and certain other marks, such as “SG Outpost” and “sweetgreen Outpost.” Internationally, we currently have registered our core sweetgreen and SG marks, along with selected other marks, in foreign jurisdictions including Australia, Canada, China, the European Union, Hong Kong, Japan, Mexico, South Korea, and the United Kingdom. These marks are registered in multiple international trademark classes, including for restaurant services and related goods and services. We are currently pursuing additional trademark and trade dress registrations in the United States and abroad and will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Additionally, as a result of the acquisition of Spyce, we have two issued patents and five patent applications pending in the United States, and one issued patent in the People’s Republic of China. We intend to pursue additional patent protection (including in respect of Spyce’s automation technology) to the extent we believe it would be beneficial and cost-effective. We have obtained a registration of the sweetgreen.com domain name as well.

We have procedures in place to monitor for potential infringement of our intellectual property, and it is our policy to take appropriate action to enforce our intellectual property, taking into account the strength of our claim, likelihood of success, cost, and overall business priorities.
Government Regulation
We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements, public health and safety and the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased in the wake of the COVID-19 pandemic. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding COVID-19, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws (such as fair work week laws, immigration laws, various wage & hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in material fines, penalties and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
We are also subject to the Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants, website, and smartphone applications. In the past, we have settled various lawsuits related to our alleged ADA non-compliance, which resulted in accommodations to our website, smartphone applications and physical restaurant locations.

Seasonality

Our revenue fluctuates as a result of seasonal factors. Historically, our revenue is lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (the winter months) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months.
Privacy, Data Protection, and Data Security

Because our business and platform involve the collection, use, storage, and transmission of personal information, we are subject to numerous laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. Such laws, regulations, and industry standards may include Section 5(a) of the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991 and all regulations promulgated thereunder, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, and the Payment Card Industry Data Security Standard. We are also affected by the policies of third-party application stores on which our mobile application depends. Our compliance with our obligations related to privacy, data protection, and data security is important to improving user experience on the platform and building user trust. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection, and data security, and we may become subject to them as we expand our operations into new geographic markets. For example, if we expand our operations to Europe, we would become subject to the European Union’s General Data Protection Regulation, the Privacy and Electronic Communications Directive (2002/58/EC), and the data protection laws of the member states of the European Union, United Kingdom, and Switzerland, as applicable.
Corporate Information

We were founded in November 2006 and incorporated in October 2009 in Delaware. Our principal executive offices, which we refer to as our sweetgreen Support Center, are located at 3101 W. Exposition Boulevard, Los Angeles, CA 90018, and our telephone number is (323) 990-7040. Our website address is www.sweetgreen.com. We completed our initial public offering, or our IPO, in November 2021, and our Class A common stock is listed on the New York Stock Exchange under the symbol “SG”.
Available Information

sweetgreen’s Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.sweetgreen.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance guidelines, code of business conduct and ethics and Board committee charters are also posted on the Investor Relations section of sweetgreen website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report sweetgreen files with, or furnishes to, the SEC.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition and results of operations, and the trading price of our Class A common stock could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations or the trading price of our common stock.

Risks Related to Our Business, Our Brand and Our Industry
We operate in a highly competitive industry. If we are not able to compete effectively, it could have an adverse effect on our business, financial condition, and results of operations.
We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery, and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and as a result, these competitors may be better positioned to succeed in the highly competitive restaurant industry. Among our competitors are a number of multi-unit, multi-market, fast-food, or fast-casual restaurant concepts, some of which are expanding nationally, including companies like Chipotle, McDonald's, Panera Bread, and Shake Shack, as well as other quick service salad and health food concepts.
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we will face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence over the last few years, including by enabling delivery and take-out through their digital applications. In particular, we will face increasing competition from delivery kitchens, food aggregators and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver sweetgreen food to customers. These food delivery marketplaces own the customer data for sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service and have increased their reliance on take-out or delivery during the COVID-19 pandemic, and competition is expected to continue to increase. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.
Any inability to successfully compete with the restaurants or other food companies in our markets and other restaurant segments will place downward pressure on our customer traffic and/or pricing and may prevent us from increasing or sustaining our growth rate or revenue and reaching profitability. Customer tastes, nutritional and dietary trends, methods of ordering, traffic patterns and the type, number, and location of competing restaurants, and ability to timely and effectively deliver food often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our restaurant competitors offer lower-priced menu options, meal packages, loyalty or promotional programs, or offer breakfast, whereas we currently offer only lunch and dinner. Our sales could decline due to changes in popular tastes, “fad” food regimens, and media attention on new restaurants. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu offerings to trends in eating habits. Because of the ample competition in our industry, if our menu does not continue to innovate and provide premier quality food, we may lose customers as a result of a lack of variety or quality. In addition, both fast-food and fast-casual dining segments have implemented deep discounting strategies to attract customers, while in fiscal year 2021 we suspended our loyalty program, focused on more targeted promotions, and increased the menu prices of certain items. If we are unable to continue to compete effectively, our traffic, sales, and restaurant contribution could decline, which would have an adverse effect on our business, financial condition, and results of operations.
Pandemics or disease outbreaks, such as the recent outbreak of COVID-19, have disrupted, and may continue to disrupt, our business, and have adversely affected our operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic, particularly with the spread of the Omicron variant, have made and may make it more difficult to staff our restaurants and could cause a temporary inability to obtain supplies and increase commodity costs. Additionally, many of the markets in which we operate, including New York City, Boston, Chicago, Philadelphia, Los Angeles, and San Francisco, currently have in effect, or previously had, mandates that require our team members be vaccinated for COVID in order to operate indoor dining. Additional markets may also impose similar mandates. Compliance with these mandates is challenging, costly and requires significant management attention and oversight. There is no guarantee that we will be able to comply with these mandates in any jurisdiction, which could result in fines or temporary closures of our restaurants. In addition, we may potentially suffer significant employee layoffs, staffing shortages and related restaurant closures if not enough of our employees are vaccinated, customer frustration if our employees and/or other guests are not vaccinated and/or required to wear masks, as well as increased labor costs as a result of having to check vaccination statuses, all of which could have a material and adverse impact on sales and negatively impact our brand. To date, we have had significant challenges with our team members submitting proof of COVID-19 vaccinations. For example, we required that all employees in our New York City stores provided proof of full vaccination in the fourth quarter of fiscal year 2021 in order to permit us to reopen indoor dining in that market, and as a result we had to terminate a number of employees. In response to these mandates, we may, in certain circumstances, need to either close certain of our indoor dining rooms and shift back to outdoor dining (if available and if weather permits) and an off-premises dining operating model or terminate employees who have not submitted proof of vaccination status and check our customers’ vaccination status and corresponding identification (such as driver’s license or passport). If we choose to close our indoor dining rooms, sales from our In-Store Channel would likely suffer significantly.
We have also had to incur significant additional costs to ensure the setup and maintenance of our restaurants comply with any regulations, which have changed frequently during the COVID-19 pandemic and may continue to change. The COVID-19 pandemic may also adversely affect our ability to implement our growth plans, recruit new team members, and cause delays in construction, permitting, or opening of new restaurants, as well as have an adverse impact on our overall ability to successfully execute our plans to enter into new markets. These and any additional changes may adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.
In addition, our operations have been further disrupted when employees are suspected of having, or test positive for, COVID-19 or other illnesses (or are suspected to have been exposed to or a close contact of someone who has tested positive for COVID-19) since this has required us to quarantine some or all those employees for a period of time and at times, close and disinfect the impacted restaurant facilities. The number of our employees who have tested positive for COVID-19 increased significantly with the spread of the Omicron variant, which has resulted in staffing shortages in many of our restaurants and, at times, the reduction of operating hours and/or the temporary closures of certain of our Pickup and Delivery Channels in certain restaurants, which has had and may continue to have a significant impact on our business, financial condition and results of operations. Moreover, in addition to the COVID-19-related sick leave that we previously adopted voluntarily, many jurisdictions, such as New York and California, have required that companies provide mandatory supplemental sick leave for COVID-19-related leave, including to care for a sick family member and to receive (and recover from) a COVID-19 vaccination. In addition, we are required by local and state regulations to report employees who have contracted or been exposed to the virus. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business.

Furthermore, viruses such as COVID-19 may be transmitted through human contact and airborne delivery, and the risk of contracting such viruses could continue to cause customers or employees to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant customer traffic or the ability to adequately staff restaurants. Even if a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition, and results of operations. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks particularly during the spread of the Omicron variant, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.

The ability of local and national authorities to contain COVID-19 and limit the spread of infections will continue to impact our business operations. The United States may fail to fully contain COVID-19 or suffer resurgences in COVID-19. For example, the Delta and Omicron variants and measures taken to contain them have required, and may continue to require, us to make significant changes to how we operate and have adversely affected, and may continue to adversely affect our business, financial condition, and results of operations for an uncertain period of time.
Changes in economic conditions and the customer behavior trends they drive, including long-term customer behavior trends following the COVID-19 pandemic, which are uncertain, could have an adverse effect on our business, financial condition, and results of operations.
The restaurant industry depends on customer discretionary spending. The United States in general, or the specific markets in which we operate, may suffer from depressed economic activity, recessionary economic cycles, inflation, higher fuel or energy costs, low customer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect customer discretionary spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, including as a result of inflation. Traffic in our restaurants and the volume of pickup or our Native Delivery, Outpost, and Marketplace Channels could decline if customers choose to reduce the amount they spend on meals or choose to spend more on food from grocery stores as opposed to our ordering from our restaurants. Negative economic conditions might cause customers to make long-term or permanent changes to their discretionary spending behavior, including as it relates to dining out, picking up, or ordering delivery. For example, our customers may choose to order from us less frequently, purchase meals at a lower-priced competitor or order through a delivery marketplace, such as Uber Eats or DoorDash, which could have an adverse effect on our business, financial condition, and results of operations. COVID-19, and most recently as a result of the spread of the Delta and Omicron variants, had a negative impact on our assumptions for future near-term restaurant level cash flows, which resulted in elevated impairment charges in fiscal year 2021. Prolonged negative trends in sales, including as a result of the impact of the COVID-19 pandemic, could cause us in the future to, among other things, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling our existing restaurants, or recognize further asset impairment charges.
The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. Our sales and results of operations may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak customer demand, a decrease in customer discretionary spending, political instability, prolonged periods of corporate employees working from home or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.

Further, during the COVID-19 pandemic, our in-restaurant foot traffic has significantly declined, our Outpost Channel has significantly diminished, and our Native Delivery and Marketplace Channels have significantly increased. Recently, we have seen a further reduction in in-restaurant foot traffic as a result of the spread of the Omicron variant. Post-pandemic long-term customer behavior trends are uncertain for all of our channels and the duration of such trends is unknown. In particular, it is uncertain whether workers will return to offices in urban centers, such as midtown Manhattan or downtown Chicago, on a consistent basis, and even if they do, whether they will have a more flexible work schedule, which could reduce our revenues at our urban locations. If the shift toward remote work continues even after the COVID-19 pandemic has abated or ended and workers do not return to offices in urban centers, or work from those locations less frequently, our business, financial condition, and results of operations could be adversely affected for an uncertain period of time, even if customers otherwise resume pre-pandemic levels of discretionary spending. As a result, we may make the decision to temporarily or permanently close certain of our impacted locations.
Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.

One of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. In fiscal year 2020, we had 15 Net New Restaurant Openings, and in fiscal year 2021 we had 31 Net New Restaurant Openings, with a plan to approximately double our current footprint of restaurants over the next three to five years. In the past, we have experienced delays in opening a significant number of our restaurants due to, among other things, construction and permitting delays in new developments. Such delays could happen again in future restaurant openings, especially if the COVID-19 pandemic continues, which has significantly impacted our ability to complete construction of our new restaurants and also our ability to receive the necessary permits to open new restaurants.

Additionally, due to recent significant staffing and hiring issues in the restaurant industry throughout the country, we may not have sufficient staffing or labor in order to open our new restaurants on schedule, or at full capacity. For example, a restaurant we recently opened in a suburban market has only operated for lunch during the week since opening and is not yet operating dinner shifts. Delays or failures in opening new restaurants, or in launching new restaurant formats (including walk-up, drive-in, or drive-thru formats or store formats incorporating automation technology), could cost significant company resources (including lost sales and additional labor and marketing costs) and have an adverse effect on our growth strategy and our business, financial condition, and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base could decline.
Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.
One of our challenges is locating and securing an adequate supply of suitable new restaurant sites, both in new geographic markets and in our existing geographic markets where we may already be located at the most desirable restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan or meet our economic objectives in new or existing geographic markets. Our ability to identify, secure, and open new restaurant sites also depends on other factors, many of which are likely to be more challenging if the COVID-19 pandemic continues, including:
•identifying and securing an appropriate site and selecting the best restaurant format for that given site and market (including determining whether to test new restaurant formats, including any formats incorporating automation technology), which includes maximizing the effectiveness of our multi-channel approach, the size of the site, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales, proximity of potential restaurant sites to existing restaurants, and anticipated commercial, residential and infrastructure development near the potential restaurant site, and many of these factors are uncertain as we recover from the COVID-19 pandemic;
•negotiating leases with acceptable terms;
•receiving timely delivery of leased premises to us from our landlords and the punctual commencement of our build-out construction activities;
•obtaining tenant improvement allowances from our landlords;
•analyzing financial conditions affecting developers and potential landlords, such as ability of landlords and developers to receive development financing, the effects of macro-economic conditions, and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;
•managing construction and development costs of new restaurants, particularly in competitive markets;
•obtaining construction materials and labor at acceptable costs, particularly with the recent increase in inflation;
•maintaining qualified real estate and construction resources to source and manage construction of new sites;
•securing required governmental approvals, permits and licenses (including construction, certificates of occupancy and other permits) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations;
•avoiding the impact of inclement weather, natural disasters and other calamities; and
•identifying, hiring, and training qualified employees in each local market.
Given the numerous factors involved, we may not be able to successfully identify and secure a sufficient number of attractive restaurant sites in existing, adjacent or new markets, which could have an adverse effect on our business, financial condition, and results of operations. And, for those locations where we are able to secure an attractive restaurant site, our progress in opening new restaurants may occur at an uneven rate. If we do not open new restaurants in the future according to our current plans, the delay could have an adverse effect on our business, financial condition, and results of operations.
Our expansion into new markets may present increased risks.
We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. In particular, our restaurants have historically been heavily concentrated in large urban areas (such as New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas), and we do not currently have any restaurants in any markets outside of the United States. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, product, hiring and training, occupancy, or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, or customer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets, particularly as we expand outside of large metropolitan areas and into more suburban and residential areas, as well as more diverse geographic markets. We may also need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness and attract new customers, particularly if we don’t have high brand awareness in such markets. In addition, because we try to locally source as much of our supply chain as practicable, we may have difficulty sourcing our ingredients from local suppliers and distributors that are in close proximity to our new markets and that meet our quality standards and are appropriate for our distribution model and Food Ethos. Because of the local nature of our supply chain, our costs of goods may increase significantly in a new market and supply chain availability may be limited by the climate and the grower network in a specific market. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets, if our local supply chain only supplies ingredients for comparatively fewer restaurants or if we need to comply with new labor and employment regulations in such market. As a result, these new restaurants may be less successful or may not achieve desired growth rates or sales targets as quickly as our existing restaurants across our multiple channels. We may not be able to successfully develop critical market presence for our brand in new geographical markets as we may be unable to find and secure attractive locations, build name recognition or attract enough new customers. Inability to fully implement, or failure to successfully execute, our plans to enter new markets could have an adverse effect on our business, financial condition, and results of operations. In the event we expand our operations outside of the United States, any such expansion may require partnering with and becoming reliant upon a third party, via a partnership, licensing agreement, joint venture, or other contractual relationship.

New restaurants, once opened, may not be profitable, and the increases in Average Unit Volume that we have experienced in the past may not be indicative of future results, and new restaurants may negatively impact sales at our existing restaurants.
If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, an inability of our new restaurants to achieve our expected Average Unit Volumes, Same-Store Sales Change, or Restaurant-Level Profit Margin would have an adverse effect on our business, financial condition, and results of operations. We may find that our restaurant concept has limited appeal in new markets, or we may experience a decline in the popularity of our restaurant concept in the markets in which we already operate. Newly opened restaurants in our current markets or our future markets may not be successful, or our Average Unit Volume may not increase at historical rates, which could have an adverse effect on our business, financial condition, and results of operations.
Further, the customer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. The opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at existing restaurants, particularly in markets where we have a highly concentrated number of restaurants, such as New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan area. Existing restaurants could also make it more difficult to build our customer base for a new restaurant in the same market. When we open new restaurants we do not believe that such new restaurants will adversely affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization among our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, in particular if the delivery radius of an existing restaurant overlaps with that of a new restaurant, which could, in turn, adversely affect our business, financial condition, and results of operations.
Additionally, our restaurants and locations must be able to support growth of not only our In-Store and Pick-Up Channels, but also orders through our Native Delivery, Outpost, and Marketplace Channels. While we attempt to select our locations to maximize all of our channels, we may not be effective in doing so (particularly as a result of the potential long-term change in customer behavior as a result of the COVID-19 pandemic), which could lead certain restaurants to be under capacity and other restaurants to be at, or over, capacity. We may also prioritize the development of hybrid restaurants that have larger capacity for supporting our Native Delivery, Outpost, and Marketplace Channels or the development of new restaurant formats, such as walk-up, drive-in, or drive-thru formats or store concepts incorporating automation technology. We do not have significant experience in operating such hybrid locations or such new restaurant formats (including any store formats incorporating automation technology), and we may not be able to operate them as efficiently as we operate our restaurants.
Our success depends substantially on the value of our brand and failure to preserve its value or changes in customer recognition of our brand, including due to negative publicity, could have a negative impact on our business, financial condition, and results of operations.

We believe we have built an excellent reputation for the quality of our products, our focus on connecting people with real food, delivery of a consistently positive customer experience, and our social impact programs. To be successful in the future, we believe we must preserve, grow, and leverage the value of our brand across all channels.
Brand value is based in part on customer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring and whether originating from us or our business partners, from any of our third-party spokespersons that represent the brand, or even from unrelated food services businesses, if customers associate those businesses with our own operations, that erode customer trust can significantly reduce brand value, potentially trigger boycotts of our restaurants or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of data privacy, claims by current or former employees, particularly claims of discrimination or harassment, contaminated or unsafe food, including allergens, product recalls, store employees or other food handlers infected with communicable diseases, including COVID-19, failure to follow proper safety protocols, customer complaints, or other potential incidents discussed in this risk factors section.

Additionally, any public statements, including social media posts, from any members of our senior management team or board of directors that are perceived negatively or other than as intended by the media or our customers could have a material and adverse impact on our brand. For example, in a December 2018 podcast, our Co-Founder and Chief Executive Officer, Jonathan Neman, stated, in response to a question of whether the company was profitable, that “we are.” For the fiscal year ended December 30, 2018, we had a net loss of $31.1 million. Although Mr. Neman was referring in this response to operating profitability for the third quarter of fiscal year 2018 rather than net income profitability under GAAP requirements, listeners of the podcast, or readers of subsequent articles that reprinted this statement may have construed this statement to be referring to GAAP profitability. In addition, in January of 2020, we were quoted in an article by the New York Times that revenue for fiscal year 2019 “topped $300 million.” For the fiscal year ended December 29, 2019, we had revenue of $274.2 million. Accordingly, this quote did not precisely reflect our revenues for fiscal year 2019. While we believe all investors in our financings since the date of these public communications had complete and accurate information in which to make an investment decision, some investors may have given undue reliance on these public communications. Although we would vigorously contest any claim that a violation of the Securities Act occurred as a result of these public communications, we cannot assure you that such investors, or regulatory authorities, could not make such claims and/or that such sales of securities around the time of these communications could not subject the company to rescission claims. Any such claims could have an adverse effect on the company. The impact of such incidents may be exacerbated if they receive considerable publicity, including rapidly through social or digital media (including for malicious reasons), or result in litigation or other legal consequences.
Customer demand for our products and our reputation could diminish significantly if we, our employees, delivery partners, or other business partners fail to preserve the quality of our products, do not provide orders in a timely fashion, act or are perceived to act in an unethical, illegal, racially biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content, or sale of our products, service and treatment of customers at our restaurants, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions, or fail to deliver a consistently positive customer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished, which could have an adverse effect on our business, financial condition, and results of operations. We have also invested in technology to support our back of house operations and simplify the work of our team members. If our customers react negatively to these operational changes (in particular the use of automation in our restaurants), our brand value may be diminished, which could have an adverse effect on our business, financial condition, and results of operations.
In addition, our future results depend on various factors, including local market acceptance of our restaurants and customer recognition of the quality of our food and operations. Although we have received national and regional recognition for the high quality of our food and operations, we cannot guarantee that we will continue to receive similar recognition in future periods. Failure to receive continued national and regional recognition may impact customer recognition of our brand, which could have an adverse effect on our business, financial condition, and results of operations.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We cannot guarantee that our internal procedures and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, Cyclospora, E. coli, and hepatitis A. Moreover, our internal team may fail to report unsafe or unsanitary conditions in accordance with our internal procedures. The ingredients we handle in our restaurants (such as leafy greens and raw chicken) are among the highest risk foods when it comes to food safety and foodborne illness. In addition, we freshly prepare many of our menu items at our restaurants, which may put us at even greater risk for foodborne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of foodborne illness may also increase whenever our menu items are served outside of our control, including orders through our Pick-Up, Native Delivery, Outpost, and Marketplace Channels, particularly if such food is not delivered or consumed within the 30-minute period that we recommend to our customers. In the event of a potential food safety incident, the protocols and procedures that we have in place, and the public statements we make, to respond to such an incident may not be sufficient and any disruption to these protocols, procedures and public statements could also adversely impact the safety of our customers and our reputation.

Additionally, we rely on third-party distributors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party distributors, suppliers, or transporters outside of our control (who may provide substitute products, which may not be of equal quality and may cause tracing issues), but we may not have appropriate contractual recourse against such third parties, and any insurance maintained by our distributors and/or suppliers may not be sufficient to cover the cost of a potential claim.
New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, both of which could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue nationwide if highly publicized on national media outlets or through social media and could also have a negative impact on our brand, which could be incredibly difficult to restore. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had an adverse effect on their brand and operations. In addition, our business may be adversely affected by recalls of products in cases where foodborne illnesses have been detected elsewhere. For example, in November 2019, we undertook voluntary recalls of romaine lettuce following notifications by the Center for Disease Control regarding possible links of E. coli infection to romaine lettuce produced in a certain region in the United States. The occurrence of a similar incident at one or more of our restaurants, or negative publicity or public speculation about an incident, even if such publicity or speculation were to prove unfounded, could have an adverse effect on our business, financial condition, and results of operations.
Further, in August 2019, we received significant negative publicity because, at the time, our molded fiber bowls contained per- and polyfluoroalkyl substances (“PFAS”), which are chemicals associated with certain adverse health effects in humans, even though such substances are approved for use by the U.S. Food and Drug Administration. In addition, products containing PFAS may not be 100% compostable as required pursuant to BPI compostability certification. Although we have recently transitioned to alternative bowls that do not contain more than trace amounts of PFAS, these alternatives could present other health or food safety risks. The inability to continue to source alternative bowls, or any negative publicity or public speculation around such prior incident or similar future incidents, could have an adverse effect on our business, financial condition, and results of operations.
We have incurred significant losses since inception. We expect our operating expenses to increase significantly in the foreseeable future, as we grow our business, increase our new restaurant openings, and invest into new technology, and we may not achieve profitability.
We have incurred significant losses since inception, and we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future, in particular, as we continue to: open new restaurants within existing and new markets; launch new restaurant formats; offer promotions; invest in our multiple product channels, including our Owned Digital Channels, and our Marketplace Channel, and other corporate infrastructure at our sweetgreen Support Center; expand marketing channels and operations; hire additional employees and increase other general and administrative costs; add new products and offerings; and develop, enhance or invest in technologies to help grow our business, including our acquisition of Spyce Food Co. (“Spyce”) and any other investments to automate portions of our ingredient preparation and menu item assembly as well as investments to improve our smartphone application. Additionally, our restaurants require costly ongoing maintenance and renovations, and we may need to temporarily close our restaurants while we perform maintenance and renovations, which could further affect our results of operations. As a result, our net losses may increase while we continue our planned expansion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, and even if we do, we may not be able to maintain or increase profitability. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset expenses. Many of our efforts to generate revenue, particularly our investment in our Native Delivery, Outpost, and Marketplace Channels are new and unproven, and any failure to adequately increase revenue or contain the related costs of these channels could prevent us from attaining or increasing profitability, particularly if these channels are not as successful as we forecast. For example, orders through our Native Delivery, Outpost, and Marketplace Channels are susceptible to delivery delays, or orders being cancelled by couriers, which are largely as a result of our reliance on third-party fulfillment services and are outside of our control. Additionally, due to the fact that our Native Delivery, Outpost, and Marketplace Channels require the payment of third-party delivery fees in order to fulfill deliveries, sales through these channels have historically had lower margins than our In-Store and Pick-Up Channels, particularly in California. If we are unable to operate our Native Delivery, Outpost, and Marketplace Channels effectively and achieve scale, or if these lower margin channels increase as a total percent of company sales relative to higher margin ordering channels, we may not be able to achieve profitability in the near term or at all.
If we are not able to hire, train, reward, and retain a qualified workforce and/or if we are not able to appropriately optimize our workforce or effectively manage our growth in our restaurants, our growth plan and profitability could be adversely affected.
We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our customers, which we refer to as the “sweet touch.” In addition, our ability to continue to open new restaurants depends on our ability to recruit, train and retain high-quality restaurant team members to manage, lead and work in our restaurants. Maintaining appropriate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning, which has become more complex due to recent significant staffing and hiring issues in the restaurant industry throughout the country, as well as laws related to wage and hour violations or predictive scheduling (“fair workweek”) in many of our markets and New York City’s “just cause” termination legislation applicable to our industry, which went into effect in July 2021. Additionally, we have historically had higher turnover rates, including with respect to our restaurant operations leadership, than the accommodation and food services industry as a whole. Moreover, our team member turnover for our non-leadership positions increased significantly in the second half of fiscal year 2021, which we believe was consistent with the significant staffing and hiring challenges throughout the industry. We believe our high turnover rate is caused by a number of factors, including that our restaurants tend to be very busy during peak lunch and dinner hours, and that our restaurant employees perform a significant amount of prep work in our restaurants. We have taken, and will continue to take, a number of steps in order to reduce our turnover, but we cannot be certain that our turnover rates will decrease, and they may remain above industry averages in the future. If we fail to appropriately plan our workforce and/or fail to reduce our turnover at our restaurants, it could adversely impact guest satisfaction, operational efficiency, and restaurant profitability.
Moreover, to optimize our organizational structure, including in response to the COVID-19 pandemic and its impact on our business, we have previously implemented reductions in workforce at our sweetgreen Support Center and may in the future implement other reductions in workforce or restructurings. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, delay in development of critical technology or business optimization programs due to gaps in knowledge transfer and new employee ramp up time, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. The COVID-19 pandemic has also resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive, both in our restaurants and in our sweetgreen Support Center. If we fail to recruit and retain restaurant team members or corporate employees in a timely or efficient manner or experience higher employee turnover levels in either our restaurants or sweetgreen Support Center, our ability to open new restaurants and grow sales at existing restaurants may be adversely affected, and we may experience higher than projected labor costs. In addition, if we fail to adequately monitor and proactively respond to employee dissatisfaction or complaints, it could lead to poor employee satisfaction, higher turnover, litigation, and unionization efforts, which have started to become more prevalent in the hospitality industry.
Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees could have an adverse effect on our business, financial condition, and results of operations.

Labor is a significant component in the cost of operating our restaurants. If we face labor shortages, particularly due to recent labor shortages in the restaurant industry as a result of the COVID-19 pandemic, increased labor costs because of increased competition for employees and inflation, higher employee turnover rates, inefficiency in scheduling our employees, increases in the federal, state, or local minimum wage, or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be negatively impacted. Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to align with our expansion plans and multi-channel approach. In the event we cannot sufficiently staff our restaurants, we may from time to time have to temporarily close some of our channels (including potentially certain of our Owned Digital Channels) or close for certain portions of the day and/or days of the week. Because of the busy nature of our restaurants, it is critical that we have a high level of labor productivity and if we do not maintain high engagement or deployment in our restaurants (including in new restaurants and in new markets), it could have an adverse effect on our business. As described above, we have historically had turnover rates that are higher than industry average. Our ability to recruit and retain restaurant employees, particularly as a result of recent significant labor shortages in the restaurant industry, may delay the planned openings of new restaurants, limit the operations of our existing restaurants or result in higher employee turnover in existing restaurants, which could have an adverse effect on our business, financial condition, and results of operations. For example, a restaurant we recently opened in a suburban market has only operated for lunch during the week since opening and is not yet operating dinner shifts. Competition for these employees could require us to pay higher wages, which could result in higher labor costs.
Although none of our employees are currently covered under collective bargaining agreements, if any of our restaurants were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, and results of operations, and lead to significant management distraction. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected.
If we are unable to introduce new or upgraded products, menu items, services, channels, or features that our customers recognize as valuable, we may fail to attract additional customers to use and continue using our mobile and website ordering platforms. Our efforts to develop new and upgraded products, menu items, services, channels, and features on our smartphone and website ordering platforms could require us to incur significant costs.
To continue to attract and retain digital customers, we will need to continue to invest in the development of new products, menu items, services, channels, and features that add value for customers, and that differentiate us from our competitors. For example, in fiscal year 2021, we launched our native application delivery in our Android smartphone application and completed the acquisition of Spyce to allow us to serve our food with even better quality, consistency, and efficiency in our restaurants via automation; in fiscal year 2020, we launched our native application delivery in our iOS smartphone application and through website ordering; and in fiscal year 2018, we launched our Outpost Channel whereby we deliver salads in bulk to commercial or other locations with no delivery fee. We also frequently launch seasonal and exclusive bowls, as well as digital exclusive items and menu collections throughout the year to attract and retain customers. The success of such new products, menu items, services, channels, and features depend on several factors, including the timely completion, introduction and market acceptance of such products, menu items, services, channels, or features. If our customers do not recognize the value of our new products, menu items, services, channels or features, they may choose not to use our online and mobile ordering platforms, which could have an adverse effect on our business, financial condition, and results of operations.
Developing and delivering these new or upgraded products, menu items, services, channels, or features may increase our expenses, as this process is costly and we may experience difficulties in developing and delivering these new or upgraded products, menu items, services, channels, or features, which may prevent us from achieving or maintaining profitability. Moreover, any such new or upgraded products, menu items, services, channels, or features may not work as intended, provide the intended level of functionality or provide intended value to our customers. In particular, our planned investment in developing automation technology after our acquisition of Spyce could cost more and could take longer to develop than we initially expect. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites and applications have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded products, menu items, services, channels, or features, our customers may choose not to order through our online and mobile platforms in favor of other restaurants or delivery marketplaces, which could have an adverse effect on our business, financial condition, and results operations. Our competitors may have larger or more experienced engineering teams as well as more resources to dedicate to developing or upgrading digital ordering platforms via third-party engineering partners, which may make such competitors’ products or services more attractive to customers.
We may choose to license or otherwise integrate applications, content and data from third parties into our online and mobile ordering platforms. The introduction of these improvements imposes costs on our business, requires the use of our resources, and makes us reliant on third parties who may have different objectives than we do. For example, certain third-party software integrated into our applications may not prioritize features that we otherwise view as critical to improving our overall technology. We may be unable to continue to access these technologies and content on commercially reasonable terms, or at all.
Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition, and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from our suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, our inability to accurately forecast our supply needs, problems in production or distribution (including any imbalances and freight supply and demand), food contamination, inclement weather, the COVID-19 pandemic, or other conditions could adversely affect the availability and cost of food and supplies or the quality of our ingredients (including requiring distributors to provide substitute products, which may not be of equal quality), which could harm our operations and expose us to risk. We have a localized set of suppliers, and typically rely on a single regional distributor for each of our fresh food products and another single regional distributor for dry goods in each geographical market where we operate, which may make our supply chain inherently more difficult to manage than if we partnered with national distributors, which is the approach of many of our competitors. In addition, we partner with small and medium-sized farmers that have lower inventory levels and experience supply disruptions that place our business at risk. This may further limit our ability to grow and scale, and in some situations serve our customers on a daily basis. Additionally, our farmers may not maintain food safety certifications, which may increase our risk in the event of a food safety incident. We have a developed a process to monitor food safety certifications and standards of our farmers and we do not generally source products from farmers that do not have a comprehensive a food safety plan. We periodically audit our farmers’ compliance with our food safety standards, and in the event of material noncompliance with our standards (which occurred with one of our largest chicken suppliers in fiscal year 2020), our policy is to pause our relationship with such farmer until they become compliant.
Any increase in the prices, or lack of availability, of the food products most critical to our menu due to natural forces like weather or climate change, due to companies offering more competitive terms to our local farmers, inflation or other reasons could have an adverse effect on our business, financial condition, and results of operations. The markets for some of the ingredients we use, such as avocado, are particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls and government regulation. Material increases in the prices of the ingredients most critical to our menu could adversely affect our business, financial condition, and results of operations or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from our suppliers and distributors at a reasonable cost. Because of the way our supply chain is structured, finding a substitute product that meets our culinary requirements in any one geographical market where we operate, particularly with respect to our fresh food products, may be difficult. We do not control the businesses of our suppliers or distributors, and our efforts to specify and monitor the standards under which they perform may not be successful.
If any of our distributors or suppliers performs inadequately or is unable to grow and scale with our business, or our distribution or supply relationships are disrupted for any reason, there could be an adverse effect on our business, financial condition, and results of operations. Currently, we typically have shorter-term contracts for the purchase or distribution of most of our food products and supplies. As a result, we may not be able to anticipate or react to changing food or supply costs by adjusting our purchasing practices or menu prices, which could cause our results of operations to deteriorate. Generally, our agreements range from one to three years, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises, and other world events that may affect our ingredient prices. In the event of a dispute with a distributor or supplier, we may not have adequate contractual recourse, and any insurance maintained by our distributors and/or suppliers may not be sufficient to cover the cost of a potential claim. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants such as packaging or paper products, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, we may choose not to, or may be unable to, pass along commodity price increases to customers. These potential changes in food and supply costs could have an adverse effect on our business, financial condition, and results of operations.
Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, including if we do not accurately forecast our needs (which has been historically challenging when there have been events outside of our control, such as the COVID-19 pandemic), or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies or, alternatively, receive lower-quality substituted products, which would have an adverse effect on our business, financial condition, and results of operations. Additionally, unanticipated store closures may result in our donation of an excess supply of perishable products, which may also have an adverse effect on our financial condition. As we expand into new markets, because of the local nature of our supply chain and our commitment to our Food Ethos, we may be unable to find vendors to meet our supply specifications or service needs as we expand. We could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have an adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to identify or negotiate additional or alternative sources on terms that are commercially reasonable to us, if at all. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have an adverse impact on our results of operations. Similarly, if we are unable to accurately forecast demand, we may end up with overages of custom and/or perishable products, which may result in food waste and in us paying suppliers or farmers for products that we do not end up using.
Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.
We use various third-party vendors to provide, support and maintain most of our management information systems and technology, including key elements of our applications, and we also outsource certain accounting, payroll and human resource functions to business process service providers. We also use third-party vendors for delivery and customer account management. The failure of any of these vendors to fulfill their obligations could disrupt our operations. For example, we use DoorDash as our preferred third-party delivery partner to power our Native Delivery Channel, and if DoorDash, or any future third-party delivery partner fails to fulfill its obligations or delivers unsatisfactory delivery service, for instance, by delivering orders late, by not having sufficient couriers to fulfill our orders, or by having a system outage, the risks of which may be increased during our transition to DoorDash on our Native Delivery Channel, we will not be able to provide the proper delivery services to our customers through our native application, which is likely to lead to customer dissatisfaction and higher refunds or credits. We, and many of our third party vendors, also rely on Amazon Web Services to operate our digital channels, and in the fourth quarter of fiscal year 2021, Amazon Web Services had an outage that disabled all of our digital channels for nearly an entire day, having a material impact on our business. Additionally, we partner with LevelUp for account management for customers who have signed up on our smartphone application, including processing payments through our smartphone application. If LevelUp or any future third-party payment processing or account management partner, experiences any significant downtime, is unable to provide certain of its services or has a data security incident, it could have an adverse effect on our business, financial condition, and results of operations. Additionally, any changes we may make to the services we obtain from our vendors, or from any new vendors we employ, may disrupt our operations. These disruptions could have an adverse effect on our business, financial condition, and results of operations.

Additionally, we, our advertisers and our partners are subject to or affected by the technical requirements, terms of service, and policies of the third-party operating system platforms and application stores on which our mobile application depends, including those operated by Apple and Google. The operators of these platforms and application stores have broad discretion to impose technical requirements and change or interpret their policies in a manner unfavorable to us and our partners, such as by imposing fees associated with access to their platforms, restricting how we collect, use, and share data, and limiting our ability to track users. For example, Apple recently announced restrictions that could adversely affect our advertising and marketing strategies by requiring iOS mobile applications to obtain a user’s opt-in consent to track them for advertising purposes. If we do not comply with the requirements, terms, or policies of the platforms and application stores where we offer our mobile application, we could lose access to users and our business would be harmed.
Failure to manage our growth effectively could harm our business and results of operations.
Our growth plan includes opening a number of new restaurants, investing in a significant amount of technology to make our operations more efficient, and growing headcount at our sweetgreen Support Center to support our growth. Our existing restaurant management systems and other technology, financial and management controls, leadership team and information systems may be inadequate to support our planned expansion and investments, which may negatively impact the quality of service provided to our customers. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our customer experience, and in turn, our business, financial condition, and results of operations.
We may not persuade customers of the benefits of paying our prices for higher-quality food.
Our success depends in large part on our ability to persuade customers that food made with higher-quality, locally sourced ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to increase our pricing, or change our advertising or promotional strategies, which could adversely affect our business, financial condition, and results of operations or the brand identity that we have tried to create. We have increased our pricing several times in the past few years (including in 2021 and 2022) and may increase prices further in the future due to the increased costs of labor or ingredients or other factors, which could negatively affect the loyalty of our existing customers and cause them to reduce their spending with us or impact our ability to acquire new customers, particularly as we expand our footprint into new geographies where customers might have greater price sensitivity. If customers are not persuaded that we offer a good value for their money, we may not be able to grow or maintain our customer base, which would have an adverse effect on our business, financial condition, and results of operations.
Changes in commodity and other operating costs, particularly due to climate change, could adversely affect our results of operations.
The profitability of our restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities and distribution, and other operating costs. Additionally, the commodity markets, including markets for key produce items, such as kale and avocado, will likely continue to increase over time and may also become volatile due to climate change and climate conditions, all of which are beyond our control and, in many instances, extreme and unpredictable (such as more frequent and/or severe fires and hurricanes). We can only partially address future price risk due to climate change through hedging and other activities, and therefore increases in commodity costs, particularly due to climate change, could have an adverse impact on our ability to achieve or maintain profitability. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate revenue growth in an amount sufficient to offset inflationary or other cost pressures, particularly with the high rates of inflation in 2021 and 2022.
The profitability of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, electric and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise.

Our ability to respond to increased costs by increasing prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.
We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition, and results of operations.
Our success depends largely upon the continued services of our key executives, including our founders, Jonathan Neman, Nathaniel Ru, and Nicolas Jammet, and, to date, we have not implemented a robust or defined succession plan in the event of any key executive departures. We also rely on our leadership team in setting our strategic direction and culture, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing and general and administrative functions.
We have had significant changes in our senior management historically, and, from time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers, in particular our founders, or other key employees could seriously harm our ability to successfully implement our business strategy and could impede the achievement of our growth objectives, including with respect to scaling the number of our restaurants and expansion into new markets and restaurant formats, improving our operations and advancing technological developments of our website and mobile application, which would have an adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.
To continue to execute our growth strategy, we also must identify, hire, and retain highly skilled personnel. In particular, in connection with increasing our store count as well as our expansion into new revenue channels and new restaurant formats that rely on online ordering platforms and focus on the digital customer, such as our Native Delivery, Outpost, and Marketplace Channels, we must identify, hire and retain highly skilled software engineers, the hiring of which is competitive, and for which we may not be successful. In addition, we undertook two separate reductions in force at our sweetgreen Support Center in March 2020 and October 2020, both of which impacted many departments, including our engineering and digital growth teams, and we may take similar actions in the future. Failure to retain or identify, hire, and motivate necessary key personnel could have an adverse effect on our business, financial condition, and results of operations.
Failure to maintain our corporate culture could have an adverse effect on our business, financial condition, and results of operations.

We believe that a critical component of our success has been our corporate culture and the internal advancement of our corporate values. We have invested substantial time and resources in building our team, both at our sweetgreen Support Center and within our restaurants. In the future, we may find it difficult to maintain the innovation, teamwork, passion, and focus on execution that we believe are important aspects of our corporate culture. For example, reductions in force at our sweetgreen Support Center during fiscal year 2020 and the general impact of the COVID-19 pandemic, including our more flexible work-from-home policy as our corporate employees return to our office (the timing of which is uncertain), have negatively impacted and may continue to negatively impact our corporate culture and company morale. We may also choose or be required to implement mask and/or vaccination requirements in connection with our return-to-office plans, which may negatively impact our corporate culture. As we have grown and increased our focus on simplifying our operations at scale and targeting the digital customer, we have also hired leaders from a variety of different backgrounds and experiences and have historically had a significant amount of management turnover. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have an adverse effect on our business, financial condition, and results of operations.

Our marketing strategies and channels will evolve and our programs may or may not be successful.

We incur significant costs and expend other resources in our marketing efforts to attract and retain customers. Our strategy includes public relations, digital and social media, targeted promotions (including free delivery), and in-store messaging, which require less marketing spend as compared to traditional marketing programs. As the number of restaurants increases, as our Native Delivery, Outpost, and Marketplace Channels expand and as we grow into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our company. Further, changes in customers’ expectations of privacy and limits to our ability to track users of our mobile application for advertising purposes, such as resulting from Apple’s requirement for iOS mobile applications to obtain a user’s opt-in consent before tracking them for advertising purposes, could decrease the effectiveness of our current marketing strategies and increase our marketing costs, as we may not be able to efficiently use targeted advertisements and may need to increase our marketing expenditures to maintain our current level of customer acquisition. We rely heavily on social media for many of our marketing efforts. If customer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs. Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Many factors, including operating costs, constraints, or changes and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. In fiscal year 2021, we suspended our loyalty program, instead focusing on more targeted promotions, and modified our existing pricing, but these actions may not ultimately be successful in attracting and retaining customers. Further, our customers’ price sensitivity may vary by geographic location, and as we expand, our marketing strategies or pricing methodologies may not enable us to compete effectively in these locations. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, if our marketing strategies or pricing methodologies change, or should our marketing strategies or pricing methodologies be less effective than those of our competitors, it could result in an adverse effect on our business, financial condition, and results of operations.
New information or attitudes regarding diet and health could result in changes in regulations and customer consumption habits, which could have an adverse effect on our business, financial condition, and results of operations.
Regulations and customer eating habits may change as a result of new information or attitudes regarding diet and health. For example, a growing number of people are consuming plant-based meat substitutes, which we currently do not offer on our menu. Such changes may include responses to scientific studies on the health effects of particular food items or federal, state, and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any customer attitudes or health regulations and our ability to adapt our menu offerings to trends in food consumption, especially fast-moving trends. If customer health regulations or customer eating habits change significantly, we may choose or be required to modify or delete certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. Changes in customer eating habits can occur rapidly, often in response to published research or study information, which puts additional pressure on us to adapt quickly. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings in an efficient manner, it could adversely affect customer demand and have an adverse impact on our business, financial condition, and results of operations.
Government regulation and customer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. A number of counties, cities and states, including California, have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to customers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants, which laws may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These labeling laws may also change customer consumption habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our menu offerings and adversely affect our business, financial condition, and results of operations.
We may not be able to effectively respond to changes in customer health perceptions, comply with further nutrient content disclosure requirements or adapt our menu offerings to trends in eating habits, which could have an adverse effect on our business, financial condition, and results of operations.
Our focus on environmental sustainability and social initiatives may increase our costs, and our inability to meet our sustainability goals could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and management food sourcing. Through our mission, we have committed to supporting small and mid-size growers who are farming sustainably, to creating transparency around what’s in our food and where it came from, and to creating more accessibility to healthy, real food for more people. In connection therewith, we have announced our commitment to become carbon neutral, which involves reducing our carbon footprint by 50% and meaningfully offsetting where reduction is not yet possible, by 2027. Achieving this commitment, as well as any other environmental, social, and governance initiatives we may pursue, could be costly to implement, and we may not be successful. If we are not effective in addressing environmental, social, and other governance matters affecting our industry, setting and meeting relevant sustainability goals, diversity, equity, and inclusion targets, or fulfilling our mission or sustainability plans, our brand image may suffer. For example, we have recently transitioned to alternative bowls that do not contain more than trace amounts of PFAS. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
We may require additional capital to support business growth, and this capital might not be available on reasonable terms or at all.

We intend to continue to make significant investments to support our business growth, including with respect to investments in expansion of our restaurant footprint and our multiple distribution channels, the introduction of new store formats and technology to enhance our operating efficiency, each of which might require additional funds to respond to business challenges or opportunities. For example, we may need to open additional restaurants, develop new products and menu items or enhance our products and menu items, and enhance our operating infrastructure. In particular, our planned investment in developing automation technology after our acquisition of Spyce could cost more and could take longer to develop than we initially expect, which could require additional capital. Additionally, if our operating losses continue as a result of a slower-than-anticipated recovery from the COVID-19 pandemic or other factors, we may need to raise additional capital sooner than anticipated. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

We operate our restaurants in leased properties subject to long-term, non-cancelable leases. If we are unable to secure new leases on favorable terms, terminate unfavorable leases, or renew or extend favorable leases, our profitability may suffer.
We operate our restaurants in leased facilities. Payments under our restaurant leases account for a significant portion of our operating expenses, and we expect the new restaurants we open in the future will also be leased. It is becoming increasingly challenging to locate and secure favorable lease facilities for new restaurants as competition for restaurant sites in our target markets is intense. Development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability. In addition, any of these factors may be exacerbated by economic factors, which may result in an increased demand for developers and contractors that could drive up our construction and leasing costs. Also, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base will decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved in prior years.
We are obligated under long-term, non-cancelable leases for almost all of our restaurants and our sweetgreen Support Center. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Certain of our restaurant leases also provide for contingent rental payments based on sales thresholds. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. While we were successful in negotiating certain rent abatements with some of our landlords as a result of the COVID-19 pandemic, if an existing or future restaurant is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease (or negotiate a buyout with the landlord) including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have an adverse effect on our business, financial condition, and results of operations. Furthermore, if we are unable to renew existing leases in key metropolitan areas where we operate or such leases are terminated, any inability to operate in such metropolitan area, as well as the publicity concerning any such termination or non-renewal, could adversely affect our business, financial condition, and results of operations.
A significant portion of our restaurants are located in large urban areas, and if our operations in these geographies are negatively affected, our financial results and future prospects would be adversely affected.
A significant portion of our restaurants are located in densely populated urban locations, such as midtown New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas. For fiscal years 2021 and 2020, approximately 33% and 32%, respectively, of our revenue was generated from our restaurants located in the New York City metropolitan area. As a result, adverse economic or other conditions in any of these areas could have an adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have an adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather, or natural or man-made disasters.
As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these densely populated urban areas, and any regional occurrences in the markets in which we operate, such as local strikes, terrorist attacks, increases in energy prices, health-related incidents, adverse weather conditions, tornadoes, earthquakes, storms, hurricanes, floods, droughts, fires or other natural or man-made disasters, could have an adverse effect on our business, financial condition, and results of operations. For example, the COVID-19 pandemic has significantly impacted our financial results in these urban locations far more negatively than our suburban locations, and as of the end of fiscal year 2021, our AUVs for our urban locations were still materially lower than our AUVs for our urban locations as of the end of fiscal year 2019. Furthemore, the long-term change in behavior as a result of the COVID-19 pandemic could lead to a sustained decline in the desirability of living, working, and congregating in the densely populated urban areas in which we operate. Additionally, during the 2020 presidential election and 2021 inauguration, we had prolonged store closures in the Washington, D.C./Virginia/Maryland metropolitan areas, which had an adverse impact on our restaurant revenues and profitability. Any short-term or long-term shifts in the travel patterns of customers away from densely populated urban areas could have an adverse impact on our future results of operations in these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key markets would adversely affect our business, financial condition, and results of operations to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan markets that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business.
In addition, adverse weather conditions, particularly in the winter months in some of our largest markets such as New York City, Boston, the Washington, D.C./Virginia/Maryland metropolitan region and Chicago, or unexpected adverse weather conditions in markets such as Georgia, Texas or Florida, may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods, which could have an adverse impact on our revenues. Many of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue. As a result of adverse weather conditions, temporary or prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects of future weather-related events.
Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our results of operations and expansion prospects.
We have in the past and may in the future make acquisitions of other companies, technologies, or products. Competition within our industry for acquisitions of businesses, technologies in areas such as automation and logistics (such as our recent acquisition of Spyce), and assets (including retail spaces) may become intense, and we have limited experience in acquisitions. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, or such target may be acquired by another company including, potentially, one of our competitors. Negotiations for such potential acquisitions may result in diversion of management time and significant out-of-pocket costs. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, employees, or investors or result in the incurrence of significant other liabilities. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in further dilution of our existing stockholders. For example, we spent significant time and resources and issued a significant amount of equity securities to acquire Spyce, and expect to spend significant additional resources on developing Spyce’s automation technology and integrating the Spyce technology into our restaurants, and doing so may take more time or use more resources, than we expect, and we may not be successful at all in realizing our goals in the transaction. Additionally, the time and resources we spend toward developing Spyce’s automation technology and integrating the Spyce technology into our restaurants may be a significant distraction in successfully growing the rest of our business. If we fail to evaluate and execute acquisitions successfully or fail to successfully address any of these risks, our results of operations and expansion prospects may be harmed.
We are a party to a secured credit agreement, which contains certain affirmative and negative covenants that may restrict our current and future operations and could adversely affect our ability to execute business needs.
Our credit agreement with EagleBank (as amended, the “2020 Credit Agreement”) contains certain affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, dividends and other distributions, and transactions with affiliates. The obligations under the 2020 Credit Agreement are guaranteed by our existing and future material subsidiaries and secured by substantially all of our and our subsidiary guarantor’s assets, other than certain excluded assets. The terms of our 2020 Credit Agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions. The 2020 Credit Agreement also contains a financial covenant that requires us to maintain minimum liquidity, including cash and cash equivalents plus available amount under the revolving credit facility of the 2020 Credit Agreement, in an amount of not less than the trailing 90 day cash burn during a calendar quarter. We may not be able to generate sufficient cash flow or sales to meet the financial covenant or pay any principal or interest under the 2020 Credit Agreement.
If we are unable to comply with our payment requirements or any other covenants, it could result in an event of default under the 2020 Credit Agreement and our lender may accelerate our obligations under our 2020 Credit Agreement and foreclose upon the collateral, or we may be forced to sell assets, restructure our indebtedness, or seek additional equity capital, which would dilute our stockholders’ interests. In addition, such a default or acceleration may result in the acceleration of any future indebtedness to which a cross-acceleration or cross-default provision applies. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

Further, interest on any outstanding balances under the 2020 Credit Agreement is calculated based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Further, on March 5, 2021, the Intercontinental Exchange Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel for all other tenors will cease on June 30, 2023. The 2020 Credit Agreement provides for the discontinuation of U.S. dollar LIBOR by including provisions broadly consistent with the “hardwired” approach recommended by the Alternative Rates Reference Committee convened by the Federal Reserve Board. The “hardwired” approach provides for (i) a transition to a benchmark based on the secured overnight funds rate (“SOFR”) or another benchmark determined after giving regard to any recommendation by the Federal Reserve Board and any evolving or then-prevailing market convention for syndicated credit facilities and (ii) certain spread adjustments and other changes necessary to implement such replacement benchmark. The transition to a replacement benchmark is triggered by the earliest to occur of several events, including the cessation of publication of U.S. dollar LIBOR and the public announcement by the regulatory supervisor of the administrator of U.S. dollar LIBOR that U.S. dollar LIBOR is no longer representative. No modification has yet been made to the interest rate under the 2020 Credit Agreement, but changes will be required in the future. We currently anticipate that the new benchmark will be based on SOFR. The shift to SOFR from LIBOR will be complex and could have an adverse effect on our business, financial condition, cash flows and results from operations and could cause the market value of our Class A common stock to decline.
Risks Related to Legal and Governmental Regulation
Governmental regulation may adversely affect our business, financial condition, and results of operations.
We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food and, in certain locations, those relating to the sale of alcoholic beverages, including “dram shop” statutes. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased in the wake of the COVID-19 pandemic. We may experience difficulties or failures in obtaining the necessary licenses, approvals, or permits for our restaurants, which could delay planned restaurant openings (and has become significantly more difficult during the COVID-19 pandemic) or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding COVID-19, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local labor and employment laws (such as fair work week laws, various wage & hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees in our restaurants or in the sweetgreen Support Center, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in fines, penalties and/or settlements, some or all of which may not be covered by insurance. These lawsuits and investigations can also result in significant remediation efforts that may be costly and time consuming, and which we may not implement effectively. We have made payments to settle these types of lawsuits and/or investigations in the past, and additional lawsuits or investigations could have an adverse effect on our business, brand and reputation, financial condition, and results of operations. Additional federal, state, and local proposals related to paid sick leave or similar matters, particularly as a result of the COVID-19 pandemic, could, if implemented, also have an adverse effect on our business, financial condition, and results of operations.
We are also subject to the Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment (particularly in connection with accommodations for COVID-19 vaccination mandates), public accommodations and other areas, including our restaurants, website, and smartphone applications. In the past, we have settled various lawsuits related to our alleged ADA non-compliance, which resulted in accommodations to our website, smartphone applications, and physical restaurant locations. We may face additional litigation in the future or have to further modify our digital platforms (including any digital kiosks that we may implement in our restaurants) by providing auxiliary aids to disabled persons, or restaurants by adding access ramps or redesigning certain interior layouts or architectural fixtures to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material, and there is no guarantee that we will be able to adjust our business practices appropriately to limit additional claims in the future.
We operate in a highly regulated industry, and we strive to implement industry best practices to ensure food and customer safety whether or not required by government regulation, including with respect to hand washing and sanitation of our restaurants as well as the prepping, handling, and maintaining of many of our perishable food items. In the event we fail to maintain such best practices, or do not comply with any required government regulation, it could lead to incidents related to foodborne illnesses that could have an adverse effect on their brand and operations. Local, state, and federal regulatory requirements are always evolving, and we anticipate compliance with these requirements may increase our costs and present challenges and risk to our company.
The impact of current laws and regulations, including vaccination mandates for restaurants operating indoor dining, the effect of future changes in laws or regulations that impose additional requirements (including the requirement to provide for reasonable accommodations for those with disabilities), and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our business, financial condition, and results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with the aforementioned laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings, which could have an adverse effect on our business, financial condition, and results of operations.
Changes in employment laws may increase our labor costs and impact our results of operations.
Various federal, state, and labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, fair workweek, wage and hour requirements, unemployment tax rates, workers’ compensation rates, immigration status, and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have an adverse effect on our business, financial condition, and results of operations:
•predictive scheduling;
•minimum wages;
•mandatory health benefits;

•vacation accruals;
•termination and discharge requirements;
•paid leaves of absence, including paid sick leave and COVID-19-related leave;
•COVID-19 related vaccination and/or mask mandates; and
•tax reporting.
Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We incur legal costs to defend, and we could suffer losses from, these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have, from time to time, enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.
For example, several jurisdictions in which we operate, including New York City, Philadelphia, Chicago, and San Francisco, have implemented fair workweek legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees that are often difficult to comply with, and the regulations with respect to such requirements have changed and may continue to change from time to time. We were previously under investigation by the NYC Department of Consumer and Worker Protection for fair workweek violations for one of our New York City locations, and we may in the future be subject to future similar investigations. Other jurisdictions where we operate are considering enacting similar legislation. In addition, New York City recently passed a “just cause” termination legislation as part of its fair workweek legislation, which restricts companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination, which went into effect in July 2021. All of these regulations impose additional obligations on us and could increase our costs of doing business and cause us to make changes to our business model. Our failure to comply with any of these laws and regulations could lead to higher employee turnover and negative publicity, and subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close some restaurants in these jurisdictions.
In addition, a significant number of our restaurant employees are paid at rates impacted by the applicable minimum wage. To the extent implemented, federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. As more jurisdictions, or if the federal government (including as a result of the Biden administration’s commitment to a $15 federal minimum wage), implement minimum wage increases, we expect our labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices or other customer facing fees, such as delivery or service fees, depends on willingness of our guests to pay the higher prices and our perceived value relative to competitors. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards, and compliance costs, which could result in higher costs for goods and services supplied to us. Any increase in the labor costs of our business may have an adverse effect on our results of operations.
We have been and will likely continue to be party to litigation that could distract management, increase our expenses, or subject us to monetary damages or other remedies.
We have been subject to a number of claims from our employees alleging violations of federal and state law regarding workplace and employment matters, including off-the-clock work (including meal and rest break compliance), predictive scheduling, equal opportunity, harassment, discrimination, employee misclassification, retaliation, wrong termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. We may not have valid arbitration agreements with all current or former employees, and the arbitration agreements that are in place may not protect us from certain claims in certain states (including Private Attorney General Act claims in California). In addition, customers may file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, including in the context of claims related to exposure to COVID-19, or that we have problems with food quality or operations. In recent years, a number of restaurant companies, including sweetgreen, have been subject to such claims. Additionally, because we do not perform background checks on all employees, we have been and may in the future be exposed to certain risks, including allegations of negligence in our hiring practices, as well as needing to terminate existing employees who do not pass any background check that we may conduct after an employee has been hired. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend, may divert time and money away from our operations, and hurt our performance. A judgment in excess of, or that is excluded from, our insurance coverage for any claims could adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations, regardless of whether any claims against us are valid, may also adversely affect our reputation, which in turn could have an adverse effect on our business, financial condition, and results of operations.
In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products sold and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if we are not, publicity about these matters (particularly directed at the fast-casual segment of the industry) may harm our reputation and could have an adverse effect on our business, financial condition, and results of operations.
Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.
The restaurant industry is subject to various federal, state, and local government regulations, including those relating to design and construction of restaurants and the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. During the COVID-19 pandemic, the timeline for obtaining licenses and permits has increased significantly. The failure to obtain and properly maintain and comply with these licenses, permits and approvals in a timely manner could have an adverse effect on our business, financial condition, and results of operations. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause or we could be subject to fines or temporary restaurant closures at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants. Any failure to maintain such licenses could have an adverse effect on our business, brand and reputation, financial condition and results of operations.
Failure to comply with immigration laws, or changes thereto, may increase the operating costs of our business.
Although we have policies requiring that all workers provide us with government-specified documentation evidencing their employment eligibility on their first day of work, some of our employees, particularly in our restaurants, may be unauthorized workers, or provide false documentation, if our policies are not followed strictly. Our historical hiring processes in our restaurants have not always ensured that we collect and approve all required government-specified documentation evidencing employment eligibility on a timely basis in accordance with applicable laws. We have previously been subject to audit by the Department of Homeland Security in certain markets, and we may be subject to additional audits in the future. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. In the past we have terminated a significant number of employees who were determined to be unauthorized workers, and if we take similar actions in the future, it may disrupt our operations, cause temporary increases in our labor costs as we train new employees, and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims or governmental audits that we did not fully comply with all obligations of federal and state immigration compliance laws, including record-keeping obligations. These factors could have an adverse effect on our business, financial condition, and results of operations as well as our brand and reputation.
Furthermore, in recent years immigration laws have been a topic of considerable political focus. Further changes in immigration or work authorization laws and additional enforcement programs by the Department of Homeland Security of existing immigration or work authorization laws, including at the state level, could increase our compliance and oversight obligations, which could subject us to additional costs and potential liability, impact our brand and reputation, and make our hiring process more burdensome, and could potentially reduce the availability of prospective employees.
Failure to comply with environmental laws, particularly regarding waste management, may negatively affect our business.
We are subject to various federal, state, and local laws and regulations concerning waste minimization, recyclables, disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws, which typically vary significantly at the local level, provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. Compliance with these regulations become increasingly more complicated as we expand into additional markets. We primarily partner with a third-party vendor to manage the disposal of our waste and are reliant on them to ensure that our waste is transferred, recycled, or disposed of in accordance with our standards and applicable regulations. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Particularly in light of our focus on environmental sustainability and social impact, environmental conditions relating to releases of hazardous substances at a prior, existing, or future restaurant could have an adverse effect on our brand and reputation, business, financial condition, and results of operations. Further, environmental laws, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could make our waste management more complex and have an adverse effect on our business, financial condition, and results of operations.
The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.
In 2010, the PPACA, which required health care coverage for many uninsured individuals and expanded coverage the coverage of those already insured, was signed into law in the United States.
The PPACA requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We have incurred additional expenses due to organizing and maintaining a healthcare plan that covers the increased number of employees who have elected to obtain coverage through a healthcare plan we subsidize in part. If we fail to continue to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us we will become less competitive in the market for our labor. The future costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have an adverse effect on our business, financial condition, and results of operations.
Additionally, the modifications made under the Tax Cuts and Jobs Act enacted in 2017 had no impact on the employer mandate. However, we cannot predict the ultimate content, timing, or impact of any changes to the PPACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business, financial condition, and results of operations, and we cannot predict how future federal or state legislative, judicial, or administrative changes relating to healthcare reform will affect our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 26, 2021, we had U.S. Federal net operating loss carryforwards (“NOLs”) of $542.7 million, of which $440.8 million may be carried forward indefinitely, and the remaining $101.9 million expire at various times. As of December 26, 2021, we had state net operating loss carryforwards of $489.7 million, of which $55.9 million may be carried forward indefinitely, and the remaining $433.8 million expire at various times. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We are still evaluating the impact of our recent IPO on a potential change in ownership, and the corresponding impact on our ability to use NOLs and other tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years beginning before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 26, 2021. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated in taxable years beginning after December 31, 2017.
There is also a risk that due to regulatory changes, such as suspensions of the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.
We may expand our independent contractor driver network with respect to our expanding delivery program. The status of the drivers as independent contractors, rather than employees, may be challenged. A reclassification of the drivers as employees could harm our business or results of operations.
In 2019, our subsidiary, SG Logistics, LLC (“SG Logistics”), commenced engaging drivers to deliver products for certain of our Outpost orders through our technology platform. These drivers may also fulfill certain delivery orders made through our native smartphone application or our website in the future. SG Logistics may become involved in legal proceedings and investigations that claim that members of its delivery network who it treats as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing law and regulations, that would mandate that SG Logistics’ change its classification of the drivers. In the event of a reclassification of members of SG Logistics’ independent contractor driver network as employees, SG Logistics could be exposed to various liabilities and additional costs. These liabilities and costs could have an adverse effect on our business, financial condition, and results of operations for our Outpost business and/or make it cost prohibitive for SG Logistics to deliver orders using its driver network, particularly in geographic areas where we do not have significant volume. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest. Additionally, in the event a courier that contracts with SG Logistics commits a serious crime in connection with providing services on the SG Logistics platform, we could potentially be responsible for any losses as a result of such incident, and such incident could have a material adverse impact on our brand.

Risks Related to Our Intellectual Property and Information Technology
If we experience a serious cybersecurity incident, or the confidentiality, integrity, or availability of our information technology, software, services, communications, or data is compromised, our platform may be perceived as not being secure, our reputation may be harmed, demand for our products and services may be reduced, and we may incur significant liabilities.
Operating our business and platform involves the collection, use, storage, and transmission of sensitive, proprietary, and confidential information, including personal information of customers, personnel, business contacts, and others, and our sensitive, proprietary and confidential business information. For example, we collect certain customers’ home and/or business addresses for processing delivery orders, mobile phone numbers from users of our platform, and personal information from our personnel, including in the administration of our benefit plans. Cybersecurity incidents compromising the confidentiality, integrity, and availability of this information or our systems could result from cyber attacks, software bugs and vulnerabilities, viruses, supply chain attacks and vulnerabilities through our third-party partners, credential stuffing, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we rely.
Such incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle. In addition, we have experienced an increase in credential stuffing activity in which malicious third parties try to access an online service by using credentials compromised in cybersecurity incidents suffered by different services. We have security measures in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate to ensure that our operations are not disrupted or that security incidents do not occur. Risks relating to security incidents are likely to increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.
We also rely on a number of third parties to support and operate our critical business systems and process confidential and personal information, such as LevelUp, our account management provider, and the payment processors that process customer credit card payments. These third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Moreover, the risk of circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques, including, without limitation, “phishing” or social engineering incidents, ransomware, extortion, account takeover attacks, denial or degradation of service attacks, and malware. Cybercrime and hacking techniques are constantly evolving, and we or third parties who we work with may be unable to anticipate attempted cybersecurity incidents, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts.

Because of the prominence of our brand, we believe that we are an attractive target for cyberattacks, which have increased recently in the industry. We have taken measures designed to detect and prevent security incidents, and to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information under our control. However, despite any measures that we have taken by us to increase our cybersecurity, we cannot assure you that the measures that we or the third parties we work with have implemented will always be followed and/or be effective against current or future security threats. Moreover, we and the third parties we work with may be more vulnerable to security incidents in remote work environments, which have increased in response to the COVID-19 pandemic. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.
If we or the third parties we work with suffer, or are perceived to have suffered, a security incident, we may experience a loss of customer and partner confidence in the security of our platform and damage to our brand, reduced demand for our offerings, and disruption of normal business operations. Such an incident may also require us to spend resources to investigate and correct the issue and to prevent recurrence, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, which could have an adverse effect on our business, financial condition or results of operations. Additionally, our agreements with our material third-party partners, such as LevelUp and DoorDash, require us to maintain adequate security measures and not subject their confidential information to a cybersecurity incident. If we were to breach those contractual obligations, we could be responsible for any indemnifying our partners for any losses associated with such incident.
Laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are inconsistent, and compliance in the event of a widespread security incident is complex and costly and may be difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Security incidents also could harm our reputation and result in litigation against us. Any of these results could have an adverse effect on our business, our financial condition, or results of operations.
We are subject to rapidly changing and increasingly stringent laws, regulations, industry standards, and other obligations relating to privacy, data protection, and data security. The restrictions and costs imposed by these requirements, or our actual or perceived failure to comply with them, could harm our business.
We collect, use, and disclose personal information of customers, personnel, business contacts, and others in the course of operating our business. These activities are or may become regulated by a variety of domestic and foreign laws and regulations relating to privacy, data protection, and data security, which are complex, rapidly evolving, and increasingly stringent.
State legislatures have begun to adopt comprehensive privacy laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020, gives California residents expanded rights related to their personal information, including the right to access and delete their personal information, and receive detailed information about how their personal information is used and shared. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our platform relies on such technologies for advertising purposes and could be adversely affected by the CCPA’s restrictions if users opt-out of certain information sharing on which our advertising relies, which would impair our ability to advertise. This could decrease the effectiveness of our marketing and adverting strategies and decrease our level of customer acquisition and/or retention, may cause us to find new avenues to market and advertise, and may cause us to increase our marketing and advertising expenditures. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for certain data breaches that is expected to increase data breach litigation. Many of the CCPA’s requirements as applied to personal information of a business’s employees and related individuals are subject to a moratorium set to expire on January 1, 2023. The expiration of the moratorium may increase our compliance costs and our exposure to public and regulatory scrutiny, costly litigation, fines and penalties.
Additionally, California voters recently approved a ballot measure adopting the California Privacy Rights Act (“CPRA”), which will substantially expand the requirements of the CCPA effective January 1, 2023. The CPRA will restrict use of certain categories of sensitive personal information that we handle, further restrict the use of cross-context behavioral advertising techniques on which our platform relies, establish restrictions on the retention of personal information, expand the types of data breaches subject to the private right of action, and establish the California Privacy Protection Agency to implement and enforce the new law and impose administrative fines. Further, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, and on July 7, 2021, Colorado enacted the Colorado Privacy Act, both of which laws are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. Similar laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

In addition to the risks we face under emerging privacy laws, the restrictions on text message communications imposed by the Telephone Consumer Protection Act (“TCPA”), have long been a source of potential liability for our business. We currently send text messages to guests who opt in to receive customer support communications. Claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs.

Foreign laws and regulations pertaining to privacy, data protection and data security – including in Europe, China, Brazil, and Japan – are also undergoing rapid change, have become increasingly stringent in recent years, and proposals for similar laws and regulations are being considered in several major foreign countries. Many of these countries are also beginning to impose or increase restrictions on the transfer of personal information to other countries. Restrictions relating to privacy, data protection, and data security in these countries may limit the products and services we can offer in them, which in turn may limit demand for our services in such countries and our ability to enter into and operate in new geographic markets.
Privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are or may become legally or contractually bound. If we fail to comply with these contractual obligations or standards, we may face public and regulatory scrutiny, substantial liability, and fines.
We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal information and/or other confidential information. Although we endeavor to comply with our published policies, and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or partners fail to comply with our published policies and documentation, which are outside of our control. Such failures can subject us to potential enforcement action the policies or documentation and perceived as deceptive, unfair, or misrepresentative of our actual practices such that they consumer protection laws and require us to publicly disclose any alleged non-compliance.
Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could impact our ability to collect data or engage in marketing and advertising, which could have an adverse effect on our business, financial condition, or results of operations.
Further, we are subject to the Payment Card Industry (“PCI”) Data Security Standard, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI Data Security Standard compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.
In addition, the FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Our failure to take any steps perceived by the FTC as appropriate to protect consumers’ personal information may result in claims by the FTC that we have engaged in unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices for alleged privacy, data protection and data security violations.
Despite our efforts, we may not be successful in complying with the rapidly evolving privacy, data protection, and data security requirements discussed above. Any actual or perceived non-compliance with such requirements could result in litigation and proceedings against us by governmental entities, customers, or others, fines, civil or criminal penalties, limited ability or inability to operate our business, offer services, or market our platform in certain jurisdictions, negative publicity and harm to our brand and reputation, changes to our business practices, and reduced overall demand for our platform. Such occurrences could have an adverse effect on our business, financial condition, or results of operations.
We may not be able to adequately protect or enforce our rights in our intellectual property, which could harm the value of our brand and have an adverse effect on our business, financial condition, and results of operations.

Our intellectual property, particularly our trademark portfolio, is material to the conduct of our business, as our brand recognition is one of our key differentiating factors from our competitors. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress, and other intellectual property, including our name and logos and the unique ambience of our restaurants. While we generally seek to register our material trademarks, our trademark applications may never be granted, and our trade dress may be difficult to register. Further, third parties may oppose our trademark applications, or seek to cancel our trademark applications.
Trademark rights generally exist on a country-by-country basis, and the possibility that such rights may be unavailable or unenforceable in certain jurisdictions could interfere with our international expansion. While we have filed applications to register trademarks in certain foreign jurisdictions, our trademarks may be subject to cancellation in such jurisdictions if we do not operate our business in such jurisdictions within a certain period of time specific to each jurisdiction. Due to the popularity of our brand, we have noticed a number of companies (particularly internationally) that have designed their restaurants, logos and names to be similar to ours, and we may not be successful in enforcing our trademarks against such companies.
Our success is also dependent, in part, upon protecting our other intellectual property and proprietary information using a combination of copyright, trade secret, and other intellectual property laws, and confidentiality agreements with our employees and others. We maintain a policy requiring senior employees, as well as any employee or consultant who develops any material intellectual property for us, to enter into an agreement to protect our intellectual property rights and other proprietary information. However, we cannot guarantee that such agreements adequately protect our intellectual property rights and other proprietary information. We cannot guarantee that these agreements will not be breached, that we will have adequate remedies in the event of a breach, or that the respective employees or consultants will not assert rights to our intellectual property rights or other proprietary information. In addition, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other proprietary information.
While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect and enforce our intellectual property rights will be adequate to prevent infringement, dilution, misappropriation or other violation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. We cannot guarantee that we will have sufficient resources to enforce our intellectual property rights. In recent years, we have seen numerous concepts internationally that appear to have copied our trade dress or ambience, and foreign intellectual property laws may not provide the same protection our intellectual property received under U.S. law. Failure to protect or enforce our trademark rights could prevent us in the future from challenging third parties who use similar trademarks, which may in turn cause consumer confusion or negatively affect public perception of our brand, which could have an adverse effect on our business, international expansion, financial condition, and results of operations.
We rely heavily on information technology, and we may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our online and mobile platforms are accessible, which would harm our reputation, business, financial condition, and results of operations.

It is critical to our success, particularly with respect to our online and mobile ordering business, that our customers can access our online and mobile ordering platforms at all times. We rely heavily on information technology, including for operating our website, mobile application and online and mobile ordering platforms, point-of-sale processing in our restaurants, management of our supply chain, payment processing, collection of cash, marketing and promotions, payment card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. We have previously experienced service disruptions and, in the future, we may experience service disruptions, outages or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of customers accessing our platform simultaneously, downtime or outages from third-party services providers, and denial of service or fraud or security attacks. For example, several times in fiscal years 2020 and 2021, our third-party delivery fulfillment partner for orders placed through our Native Delivery Channel experienced outages that required us to temporarily shut down our Native Delivery Channel either entirely or in certain geographic markets. Additionally, we and many of our third party vendors rely on Amazon Web Services to operate our digital channels, and in the fourth quarter of fiscal year 2021, Amazon Web Services had an outage that disabled all of our digital channels for nearly an entire day. These types of outages caused by third parties result in periodic store closures, lost revenue, and customer complaints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, and, in cases where we rely on third-party technological infrastructure, we may not have sufficient contractual recourse against such third-party to make us whole for any loss.
It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our product offerings become more complex and our customer traffic increases. If our online and mobile ordering platforms are unavailable when customers attempt to access them or they do not load as quickly as customers expect, customers may seek other services, and may not return to our platforms as often in the future, or at all. This would harm our ability to attract customers to our restaurants and decrease the frequency with which they use our platforms. Additionally, the failure of our systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, network failures, natural disasters, terrorism, war, electrical failures, hackers, computer viruses, and other security issues could result in delays in customer service, reduce efficiency in our operations, and result in reputational harm. We expect to continue to make significant investments to maintain and improve the availability of our platforms and to enable rapid releases of new features and products for our multi-channel offerings. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations would be harmed.
Our digital and delivery business, and expansion thereof, is uncertain and subject to risk.
Digital innovation and growth remain a focus for us. We have focused on our digital strategy over the past few years, including the development and launch of our app; regular enhancements to our app; and use of third-party delivery partners, for both fulfilling delivery services for orders through our website or native smartphone application and through third-party delivery marketplaces. As the digital space around us continues to evolve, our technology needs to evolve concurrently to remain competitive with the industry. If we do not maintain digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. Certain competitors, including those with greater resources than we have, such as Chipotle, also have focused on a digital strategy and may be more successful in employing that strategy.
We rely on certain third parties for, among other things, our ordering and payment processing relating to our mobile app and website. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time, and pursuant to our contractual arrangements with such third parties it is unlikely that we would be able to recover for lost profits or other consequential damages. Information processed by these third parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.
If DoorDash or any future third-party delivery partner fails to fulfill its obligations or delivers unsatisfactory delivery service on our Native Delivery Channel, for instance, by delivering orders late, by not having sufficient couriers to fulfill our orders, or by having a system outage, we will not be able to provide proper delivery services to our customers through our native application. Errors in providing adequate delivery services may result in customer dissatisfaction, which could also result in loss of customers, loss in sales, increase of refunds and credits, and damage to our brand image. Additionally, as with any third party handling food, such delivery services increase the risk of food tampering while in transit. Any changes to our agreement with DoorDash, or any future third-party delivery partner, including the loss or addition of any third-party delivery partner, could also affect our ability to provide proper delivery services to our customers. We are also subject to risk if there is a shortage of delivery drivers in any of our markets for any period of time, which could result in a failure to meet our customers’ expectations and have a negative impact on our sales.
We also partner with each of the national third-party delivery providers to provide food on their marketplaces. If any of these third-party delivery providers that we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, we currently compete with these third-party delivery providers through our Native Delivery Channel, and some of these providers may have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time, which could adversely impact our business, financial performance, and results of operations. Additionally, over time our commission rates with any of our third-party delivery partners could increase, either for delivery services for orders through our website or native smartphone application or through third-party delivery marketplaces, which could have an adverse effect on our business, financial condition, and results of operations.
If we are unable to adapt to changes in technology, our business could be harmed.
Because our customers can access our website and mobile platform on a variety of mobile devices (including both Android and iOS), we will need to continuously modify and enhance our platform to keep pace with changes in mobile devices and other Internet-related hardware, software, communication, and browser technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. For example, our customers were unable to order our delivery on our native Android smartphone application until March 2021, despite this feature being available on our iOS smartphone application for some time. Furthermore, uncertainties about the timing and nature of new mobile devices and other network platforms or technologies, or modifications to existing mobile devices, platforms or technologies, could increase our research and development expenses more than we anticipate. Any failure of our mobile platform to operate effectively with future technologies could result in dissatisfaction from customers and harm our business.
Our online and mobile ordering platforms are highly technical, and if they contain undetected errors, our business could be adversely affected.

Our online and mobile ordering platforms incorporate software that is highly technical and complex. Our software may now or in the future contain undetected errors, bugs or vulnerabilities. Some errors in our software code may only be discovered after the code has been released. Any errors, bugs or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers ordering from our online and mobile platforms, loss of revenue, or liability for damages, any of which could adversely affect our financial condition and results of operations. We also rely on multiple third-party vendors to run our mobile ordering platforms, including our delivery fulfillment services, and any errors, bugs, vulnerabilities or service outages that impact their software could have an adverse impact on our platforms. For example, several times in fiscal years 2020 and 2021, our third-party delivery fulfillment partner for orders placed through our Native Delivery Channel experienced outages that required us to temporarily shut down our Native Delivery Channel either entirely or in certain geographic markets, which adversely impacted our revenue. Further, we have a limited ability to control the remediation of such errors, bugs or vulnerabilities in a third party’s software, and as such, we may not be able to remedy such errors, bugs or vulnerabilities in a timely manner, which could have an adverse effect on our business, financial condition, or results of operations.
The successful operation of our business depends upon the performance and reliability of Internet, mobile, and other infrastructure that is not under our control.
Both our in-restaurant and online and mobile ordering business depend on the performance and reliability of Internet infrastructure to process and fulfill orders, which is not under our control. Almost all access to the Internet is maintained through telecommunication operators. Disruptions in Internet infrastructure or the failure of telecommunications network operators to provide us with the bandwidth we need to provide our services could temporarily shut down our in-restaurant ordering business and could interfere with the speed and availability of our online and mobile ordering platforms. If our online and mobile ordering platforms are unavailable when our customers attempt to access them, or our applications do not load as quickly as they expect, our customers may not return to our online and mobile ordering platforms as often in the future, or at all. In addition, we have no control over the costs of the services provided by the national telecommunications operators. If mobile Internet access fees or other charges to Internet users increase, our customer traffic may decrease, which in turn may significantly decrease our revenue.
Our online and mobile ordering business depends on the efficient and uninterrupted operation of mobile communications systems. Despite any precautions we may take, the occurrence of an unanticipated problem, such as a power outage, telecommunications delay or failure, break-in to our systems, or computer virus, could result in delays or interruptions to our services and business interruption for us and our customers. Any of these events could damage our reputation, significantly disrupt our operations and subject us to liability, which could adversely affect our business, financial condition, and results of operations.
Third parties may claim that our business or operations infringe their intellectual property rights, and this may create liability for us or otherwise have an adverse effect on our business, financial condition, and results of operations.
We may face claims by third parties that our or Spyce’s technology has infringed, diluted, misappropriated, or otherwise violated their intellectual property rights. Any such litigation may be costly and could divert other resources from our business. If we are unable to successfully defend against such claims, we may be subject to injunctions that could require expensive changes to our business operations or prevent or delay us from using our trademarks or other applicable technology, and we may be liable for damages, which in turn could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Ownership of Our Class A Common Stock

Our stock price has been and will likely continue to be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock has been and is likely to continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•actual or anticipated effects of the COVID-19 pandemic on our business;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•announcements or concerns regarding real or perceived quality or food safety issues with our products or similar products of our competitors;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•novel and unforeseen market forces and trading strategies;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock; and
•changes in the anticipated future size and growth rate of our market.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock, particularly in light of uncertainties surrounding the COVID-19 pandemic and the related impacts as well as recent increased inflation and potential changes in interest rates.

The dual-class structure of our common stock has the effect of concentrating voting control with our founders, who have substantial control over us and will be able to influence corporate matters, including controlling the outcome of director elections.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are beneficially owned by our founders, Jonathan Neman, Nicolas Jammet, and Nathaniel Ru, who collectively represent approximately 58% of the voting power of our outstanding capital stock. As a result, our founders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions (such as a merger), and amendments of our organizational documents. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of our founders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Any founder’s shares of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon either the (i) the sale or transfer of such share of Class B common stock (except for certain permitted transfers described in our amended and restated certificate of incorporation, including transfers for tax and estate planning purposes or to any other founder or any affiliate of any founder) or (ii) the one-year anniversary of the death or permanent disability of such founder.

Additionally, all outstanding shares of our Class B common stock will convert automatically into shares of our Class A common stock on the final conversion date, defined as the earlier of (i) the nine-month anniversary of the death or permanent disability of the last of the founders; (ii) the last trading day of the fiscal year during which the 10th anniversary of the effectiveness of the registration statement filed in connection with our initial public offering occurs, or (iii) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock; provided, however, that the final conversion date may be extended by the affirmative vote of the holders of the majority of the voting power of the then-outstanding shares of Class A common stock not held by a founder or an affiliate or permitted transferee of a founder and entitled to vote generally in the election of directors, voting together as a single class.
We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In recent periods, we have experienced rapid growth, and this growth has placed considerable strain on our IT and accounting systems, processes, and personnel. As a result, in connection with the audit of our consolidated financial statements as of and for the years ended December 29, 2019 and December 27, 2020, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that this material weakness arose because we did not have the proper business processes, systems, personnel, and related internal controls in place.

While we have remediated the material weakness as of the year ended December 26, 2021, we cannot be certain that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.
We rely on data from internal tools to calculate certain of our performance metrics. Real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track our performance metrics with internal tools that are not independently verified by any third party. Our internal tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our performance metrics, including the key metrics we report. If the internal tools we use to track these metrics over or undercount performance or contain errors, the data we report may not be accurate and our understanding of certain details of our business may be distorted, which could affect our longer-term strategies.
There are also inherent challenges in measuring the order frequency of our digital and non-digital customers. For example, for digital customers, because a unique customer is determined based on the customer’s login information, a single individual who places orders using different login information would be counted as multiple unique customers, and multiple individuals who place orders using the same login information would be counted as a single unique customer, and for non-digital customers, a single individual who makes purchases using multiple credit cards would be counted as multiple unique customers, and multiple individuals who make purchases using the same credit card information would be counted as a single unique customer. For these and other reasons, any calculations based on the number of unique customers may not accurately reflect the number of people actually placing orders through one of our Digital Channels or making purchases through the non-digital component of our In-Store Channel.
We are continually seeking to improve our ability to measure our performance metrics, and regularly review our processes to assess potential improvements to their accuracy. However, the improvement of our tools and methodologies could cause inconsistency between current data and previously reported data, which could confuse investors or raise questions about the integrity of our data. Similarly, as both the industry in which we operate and our business continue to evolve, so too might the metrics by which we evaluate our business. We may revise or cease reporting metrics if we determine such metrics are no longer accurate or appropriate measures of our performance. If analysts or investors do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation may be harmed.
We incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing requirements, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Any failure to maintain internal control over financial reporting could result in our inability to detect errors on a timely basis or accurately report our financial condition or operating results and our consolidated financial statements may be materially misstated as a result. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 25, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts, including with respect to the implementation of a new enterprise resource planning system. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
The dual-class structure of our common stock may adversely affect the trading market for our Class A common stock.

Our dual-class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with dual class or multi-class share structures in certain of their indexes. In July 2017, S&P Dow Jones and FTSE Russell announced changes to their eligibility criteria for the inclusion of shares of public companies on certain indices, including the Russell 2000, the S&P 500, the S&P MidCap 400 and the S&P SmallCap 600, to exclude companies with multiple classes of shares of common stock from being added to these indices. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. As a result, our dual-class capital structure makes us ineligible for inclusion in any of these indices, and mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still fairly new, and it remains unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices in the longer term, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Furthermore, we cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
Future sales of our Class A common stock in the public market could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.
All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock during specified periods of time as described below, subject to certain exceptions. Shares of our Class A common stock as well as shares underlying outstanding options will be eligible for sale in the public market in the near future as set forth below:
•Beginning at market open on the later of (i) the date on which two full trading days have elapsed after the public dissemination of our earnings release for the first completed fiscal quarter following the most recent period for fiscal year 2021 (such date, the “Trading Window Completion Date”) and

(ii) the third trading day (such date, the “Trading Price Condition Date”) after the date on which the closing price of our Class A common stock on The New York Stock Exchange exceeds 133% of the Company’s initial public offering price, (x) for at least 10 trading days in any 15-trading-day period ending on or after the 90th day after November 17, 2021 and (y) on the fifteenth trading day of such period (the “Release Date”); provided that if the Trading Price Condition Date occurs during a closed trading window after the Trading Window Condition Date, the Release Date will occur at market open on the date, determined in accordance with our insider trading policy, that our trading window period next opens following the Trading Price Condition Date, a holder who is not a Company Founder or a Spyce Holder (as defined below) may sell a number of shares equal to 20% of the aggregate number of outstanding vested shares, any security convertible into or exercisable or exchangeable for common stock and vested equity awards, including shares and equity awards that are held by any trust for the direct or indirect benefit of the holder or of an immediate family member of such holder, measured as of the date of the prospectus for our initial public offering (such holdings, “Vested Holdings”).
•For Company Founders, beginning on the Release Date, a Company Founder may (a) sell a number of shares equal to 10% of his Vested Holdings and (b) may pledge as collateral a number of shares equal to 20% of his Vested Holdings (or such lower amount as may be approved or required by our board of directors); provided that the number of shares that may be pledged as collateral pursuant to (b) is automatically reduced by the number of shares sold pursuant to (a).
•May 17, 2022, all remaining shares will be eligible for sale.

Notwithstanding anything else in this paragraph, we may elect, by written notice to Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC at least five days before any release described in the first or second bullet above (including with respect to the ability to pledge shares), that no such early release will occur. If we so elect that no such release will occur, we will publicly announce such decision prior to the date scheduled for such release. For the purposes of this paragraph, a “Company Founder” refers to Jonathan Neman, Nicolas Jammet, or Nathaniel Ru, and a “Spyce Holder” refers to any holder of (i) Class A common stock issued upon conversion of Class S Stock pursuant to the terms of that certain Agreement and Plan of Reorganization by and among us, Spyce Food Co., a Delaware corporation, and the other parties thereto (as amended or otherwise modified from time to time, the “Merger Agreement”) or (ii) common stock issued or issuable pursuant to awards granted under the Spyce Food Co. 2016 Option and Grant Plan (as assumed by us pursuant to the Merger Agreement).

Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all shares of our Class A common stock, other than those sold in our initial public offering which were freely tradable upon issuance, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

Further, holders of a substantial amount of our Class A common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chair of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only upon the vote of at least 66 2/3% of the voting power of our then-outstanding shares of capital stock;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of our then-outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws;

•any action or proceeding to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws (including any right, obligation, or remedy thereunder);
•any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine or otherwise related to our internal affairs.
This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
This exclusive-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business, financial condition, results of operations, and prospects.
General Risk Factors
Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control.
Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control, and could fail to meet investors’ expectations for various reasons, including:
•negative publicity about the safety of our food, employment-related issues, litigation, or other issues involving our restaurants;
•fluctuations in supply costs, including as a result of inflation, particularly for our most significant ingredients, and our inability to offset the higher cost with price increases without adversely impacting customer spending;
•labor availability and wages of our restaurant employees, including as a result of inflation;
•increases in marketing or promotional expenses;
•the timing of new restaurant openings and related revenues and expenses, and the operating costs at newly opened restaurants;
•the impact of inclement weather and natural disasters, such as winter storms, freezes, and droughts, which could decrease customer traffic and increase the costs of ingredients;
•changes in the senior management team;

•the announcement of any mergers & acquisitions or other strategic partnerships;
•the amount and timing of stock-based compensation;
•litigation, settlement costs and related legal expenses;
•tax expenses, asset impairment charges, and non-operating costs; and
•variations in general economic conditions, including the impact of declining interest rates on our interest income or the impact of inflation.
As a result of any of these factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Our key performance metrics may also fluctuate as a result of these or other factors.
Our current insurance may not provide adequate levels of coverage against claims.
Our current insurance policies may not be adequate to protect us from liabilities that we incur in our business. Insurance availability, coverage terms, and pricing continue to vary with market conditions, particularly as a public company. Obtaining adequate insurance is particularly challenging for companies based in California with thousands of non-exempt employees, and retentions for certain of our insurance policies (including our employment practices liability insurance insurance) are quite high. Additionally, in the future, our insurance premiums and retentions may increase, we may not be able to obtain similar levels of insurance on reasonable terms, or at all, and we may choose insurance policies that result in more risk for us. Any substantial inadequacy of, or inability to obtain, insurance coverage could have an adverse effect on our business, financial condition, and results of operations.
There are certain types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, including any wage and hour or other similar employment-based claims brought by current or former employees. Such losses could have an adverse effect on our business, financial condition, and results of operations. Although we have obtained directors’ and officers’ liability insurance, builders risk insurance, property and casualty insurance, workers compensation insurance, automobile insurance, employment practices liability insurance, and cyber insurance, we may not be able to maintain such coverage at a reasonable cost in the future, if at all. We may not receive adequate coverage or reimbursement from our insurers for potential issues that are beyond our control. It may be more costly for us to obtain certain types of insurance that protect against unforeseen cultural events, and we cannot be sure that additional restaurant closures and damage will not occur in the future. Failure to maintain adequate insurance, including directors’ and officers’ liability insurance, would likely adversely affect our ability to attract and retain qualified officers and directors. In addition, we routinely contract with third parties, including distributors and suppliers of produce, poultry and other dry goods, and these third parties may not maintain sufficient liability insurance policies to cover potential claims that may affect us, and we may not have adequate contractual recourse against such parties to cover such losses.
Adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition, and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law resulting from the most recent U.S. presidential and congressional elections or changes in the scope of our operations.
We and our corporate subsidiaries are subject to income and non-income taxation, in each case, at the federal level and by certain states and municipalities because of the scope of our operations. In determining our tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, as a result of the most recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in an additional federal income taxes being imposed on us. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings, or administrative interpretations, could have a material and adverse effect on our business, financial condition, and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate.

We are subject to review and audit by U.S. federal, state, and local tax authorities and could be subject to a future tax audit in these jurisdictions. Any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations.
The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities as consideration for any such acquisition or investment, including issuances in connection with milestone consideration. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements of Section 404;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised accounting standards under the JOBS Act as an emerging growth company. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of our initial public offering; (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.
We cannot predict if investors will find our Class A common stock less attractive because we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 26, 2021, we operated 150 restaurants. Our main office is located at 3101 W Exposition Boulevard, Los Angeles, CA 90018. We lease our main office and all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 9 in our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
ITEM 3. LEGAL PROCEEDINGS
We are subject to various claims, lawsuits, governmental investigations, and administrative proceedings that arise in the ordinary course of business. We do not believe that the ultimate resolution of any of these matters will have a material effect on our financial position, results of operations, liquidity, or capital resources. However, an increase in the number of these claims, or one or more successful claims under which we incur greater liabilities than we currently anticipate, could materially and adversely affect our business, financial position, results of operations, and cash flows.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the New York Stock Exchange under the symbol “SG” since November 18, 2021. Prior to that date, there was no public trading market for our common stock. There is no public trading market for our Class B common stock.

Holders of Record

As of March 1, 2022, there were approximately 560 stockholders of record of our Class A common stock. The number of record does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of March 1, 2022, there were approximately nine stockholders of record of our Class B common stock that are affiliated with our three founders. The number of stockholders does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions

(including any restrictions in our then-existing debt arrangements), capital requirements, business prospects, and other factors our board of directors may deem relevant.

Stock Performance Graph

Comparison of Cumulative Total Return
$160.00
$140.00
$120.00
$100.00
$80.00
11/18/21
11/26/21
12/03/21
12/10/21
12/17/21
12/26/21
sweetgreen
NYSE Composite
S&P Restaurant 600 Index

	November 18, 2021	November 26, 2021	December 3, 2021	December 10, 2021	December 17, 2021	December 26, 2021
sweetgreen	$100.00	$143.04	$88.64	$114.07	$99.82	$112.00
NYSE	$100.00	$97.12	$95.50	$98.47	$97.38	$99.10
S&P Restaurant 600 Index	$100.00	$92.65	$88.66	$94.59	$91.21	$97.57

Recent Sales of Unregistered Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Preferred Stock Issuances

In January and February 2021, we sold an aggregate of 6,669,146 shares to accredited investors of our Series J Preferred Stock at a purchase price of $17.10 per share for proceeds of $114.0 million, net of issuance costs of $0.3 million (the “Series J Financing”). In connection with the Series J Financing, we issued certain warrants to purchase shares of our Series J Preferred Stock to the purchasers in the Series J Financing (collectively, the “Series J Warrants”). The Series J Warrants were automatically exercisable for a number of shares based on the fair market value of the Series J Preferred Stock at the time of exercise, up to a maximum of 2,000,715 shares of Series J Preferred Stock (as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification) in the aggregate. The Series J Warrants were automatically exercised in connection with our IPO for an aggregate of 1,557,686 shares of our Class A common stock.

Stock Option and RSU Issuances

From December 28, 2020 through November 22, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers an aggregate of 2,030,125 restricted stock units and 6,300,000 performance-based restricted stock units, to be settled in shares of our Class A common stock under our 2019 Equity Incentive Plan. In addition, we granted 5,133,504 options to purchase shares of our Class A common stock to our directors, officers, employees, consultants and other service providers during the same period, under our 2019 Equity Incentive Plan

Acquisition-Related Issuances

In September 2021, we issued 1,843,493 shares of our Class S stock to accredited investors in connection with our acquisition of Spyce Food Co. (“Spyce”). These shares automatically converted into 1,316,763 shares of our Class A common stock in connection with our IPO.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D or promulgated thereunder, or in reliance on Rule 701 as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On November 22, 2021, we closed our IPO, in which we sold 14,950,000 shares of our Class A common stock at a price of $28.00 per share. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260472), which was declared effective by the SEC on November 17, 2021. We raised aggregate net proceeds of $384.7 million, after deducting underwriting discounts and commissions of $26.4 million and offering costs of approximately $7.5 million subject to certain cost reimbursements.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated November 17, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on November 19, 2021.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in other parts of this report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.
Our fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal year 2021 was a 52-week period that ended December 26, 2021, fiscal year 2020 was a 52-week period that ended December 27, 2020, and fiscal year 2019 was a 52-week period that ended December 29, 2019. In a 52-week fiscal year, each fiscal quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third fiscal quarters each include 13 weeks of operations, and the fourth fiscal quarter includes 14 weeks of operations.
Fiscal year 2021 and 2020 results for AUV and Same-Store Sales Change have been adjusted. See the subsections titled “—Key Performance Metrics” and “—Quarterly Results of Operations” for more information, including a description of the adjustments made to, and the unadjusted values for, AUV and Same-Store Sales Change for the periods presented.
Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 26, 2021, we owned and operated 150 restaurants in 13 states and Washington, D.C.
Initial Public Offering
On November 22, 2021, we completed our IPO in which we issued and sold 14,950,000 shares of Class A common stock at a public offering price of $28.00 per share for net proceeds of $384.7 million, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 1 - Description of Business included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. In fiscal years 2021, 2020, and 2019, we had 31, 15, and 15 Net New Restaurant Openings, respectively, bringing our total count as of December 26, 2021 to 150 restaurants in 13 states and Washington, D.C.
We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally. We plan to approximately double our current footprint of restaurants over the next three to five years.
Real Estate Selection

We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach. As we have opened new restaurants in the same geographic market, our AUVs in that market have historically grown and we have not historically experienced cannibalization of our existing restaurants. Although we continued to open new restaurants in those markets in fiscal year 2020, AUVs in those markets decreased from fiscal year 2019 by 36% as a result of the impact of the COVID-19 pandemic.

Macroeconomic Conditions
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and rationalize spending on food outside the home during weaker economies. As a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods. Throughout our history, our customers have demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings.
While we have historically been able to partially offset inflation and other increases, such as wage increases and increases in cost of goods sold, in the costs of core operating resources by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. In particular, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns.
Seasonality
Our revenue fluctuates as a result of seasonal factors. Historically, our revenue is lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (the winter months) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels. There have been historical fluctuations in the mix of sales between our various channels. For example, during the COVID-19 pandemic, we have experienced a significant increased percentage of sales through our Owned Digital and Marketplace Channels. Due to the fact that our Native Delivery, Outpost, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we continue to see a more permanent shift in sales through these channels, our margins may continue to decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost, and Marketplace Channels as we scale each of these channels, This may be achieved on Native Delivery and Marketplace Channels via successful negotiating of lower third-party delivery fees, and on Outpost via similar negotiation and/or more efficient delivery from couriers. For example, we recently negotiated lower third party delivery fees for our Native Delivery Channel on a fixed fee per order basis based on the geographic market and mileage for each order, which took effect in the fourth fiscal quarter of 2021.
The COVID-19 Pandemic

The COVID-19 pandemic had a significant impact on our results of operations for fiscal years 2020 and 2021. In particular, our In-Store and Outpost Channels have been materially and adversely impacted due to shelter-in-place orders, legal and health restrictions on businesses and gatherings, and the decline in foot traffic and lower office occupancy, particularly in large urban centers like New York City. This negative impact was partially offset by a surge in activity across our Owned Digital and Marketplace Channels. We expect that many of our customers that converted to transacting via our Owned Digital Channels during this period will continue this behavior going forward as we believe our Owned Digital Channels provide the best ordering experience for our customers. We also took several actions in fiscal year 2020 in response to these measures, including undergoing a cost restructuring plan that included a temporary furlough of approximately 2,000 of our restaurant employees for up to 90 days and terminating approximately 100 employees at our sweetgreen Support Center; implementing strict sanitation and safety standards across our restaurants to protect our customers and team members; and providing up to 14 days of voluntary paid wellness leave for COVID-19-related circumstances for our team members as well as $1 per hour of supplemental “Hero Pay” during the summer. We also entered into agreements with certain landlords, deferring rent payments on the majority of our leased properties for the months of April, May and June of 2020. We recorded $5.1 million of rent deferrals within accrued expenses in fiscal year 2020. Rent abatements are recorded within general and administrative expenses within the consolidated statement of operations and our recognition of rent abatements did not have a material impact on our consolidated financial statements for fiscal year 2020. Although we experienced temporary store closures in fiscal year 2020 due to the COVID-19 pandemic, we did not permanently close any restaurants in response to the COVID-19 pandemic, and as of December 27, 2020 all of our restaurants had reopened.

In fiscal year 2021, we experienced positive momentum across all of our channels, as COVID-19 vaccines became widely available and customers started to return to offices. While we continued to see an increase in revenue in each completed fiscal quarter of 2021, as the Delta and Omicron variants spread widely in the third and fourth fiscal quarters of 2021, respectively, our positive momentum slowed, as many jurisdictions imposed new or more stringent mask and vaccination mandates and many employers and employees have delayed their return to offices. This had a negative impact on our assumptions for future near-term restaurant-level cash flows and results of operations. Employer and/or customer vaccination mandates for restaurants operating indoor dining that are currently, or were previously, in effect, including in New York City, Boston, Chicago, Philadelphia, Los Angeles and San Francisco, have required us to make significant changes to how we operate (including the termination of unvaccinated employees in certain markets), increased our costs, and may adversely affect our business, financial condition, and results of operations in 2022 and beyond.

Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations. Please see the section titled “Risk Factors” for more information regarding risks associated with the COVID-19 pandemic.
Key Performance Metrics
We track the following key business metrics and non-GAAP financial measures to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these key business metrics, which includes certain non-GAAP financial measures, provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key business metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies. See “Non-GAAP Financial Measures” below for a reconciliation of Restaurant-Level Profit,

Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable financial measures stated in accordance with GAAP.

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Net New Restaurant Openings	31	15	15
Average Unit Volume (as adjusted)(1)	$2,623	$2,194	$2,967
Same-Store Sales Change (as adjusted) (%)(2)	25%	(26%)	15%
Restaurant-Level Profit	$40,405	$(8,702)	$43,975
Restaurant-Level Profit Margin (%)	12%	(4%)	16%
Adjusted EBITDA	$(63,099)	$(107,483)	$(46,344)
Adjusted EBITDA Margin (%)	(19%)	(49%)	(17%)
Total Digital Revenue Percentage	67%	75%	50%
Owned Digital Revenue Percentage	46%	56%	43%
(1)Our results for the fiscal year ended December 27, 2020 have been adjusted to reflect the material, temporary closures of 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic by excluding such restaurants from the Comparable Restaurant Base. Without these adjustments, AUV would have been $2.0 million as of December 27, 2020.
(2)Our results for the fiscal years ended December 26, 2021 and December 27, 2020 have been adjusted to reflect the temporary closures of (i) 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic, (ii) 56 restaurants in fiscal year 2020 due to civil disturbances that occurred during one week in fiscal year 2020 and (iii) 64 restaurants in fiscal year 2021 due to the civil disturbances that occurred in fiscal year 2020 referred to in clause (ii) above (which includes 8 additional restaurants that had not been operating long enough to be part of the Comparable Restaurant Base for the fiscal year 2020 calculations). With respect to the temporary closures due to civil disturbances, because excluding an entire fiscal month for these restaurants, which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole, we excluded only one week from the calculation of Same-Store Sales Change for these restaurants. Therefore, Same-Store Sales Change for fiscal years 2021 and 2020 is not comparable to Same-Store Sales Change for fiscal year 2019. Without these adjustments, Same-Store Sales Change would have been 29% and (32%) for fiscal years ended December 26, 2021 and December 27, 2020, respectively.
Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new sweetgreen restaurant openings during a given reporting period, net of any permanent sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. As a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2020. No restaurants were excluded from the Comparable Restaurant Base as of the end of fiscal years 2019 or 2021.
Same-Store Sales Change
Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. As a result of temporary closures of 19 restaurants due to the COVID-19 pandemic during the second and third fiscal quarters of 2020, Same-Store Sales Change has been adjusted for fiscal years 2021 and 2020. Additionally, as a result of temporary closures of restaurants due to civil disturbances that occurred during one week in fiscal year 2020 we excluded only one week from the calculation of Same-Store Sales Change for fiscal years 2021 and 2020 (and we excluded the corresponding week from the corresponding fiscal periods in the prior fiscal year). Fiscal years 2020 and 2021 have been adjusted to reflect the temporary closures of (i) 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic, (ii) 56 restaurants in fiscal year 2020 due to civil disturbances that occurred during one week in fiscal year 2020 and (iii) 64 restaurants in fiscal year 2021 due to the civil disturbances that occurred in fiscal year 2020 referred to in clause (ii) above (which includes 8 additional restaurants that had not been operating long enough to be part of the Comparable Restaurant Base for the fiscal year 2020 calculations). This is because excluding an entire fiscal month for these restaurants which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole. This exclusion impacted the calculation of Same-Store Sales Change for these restaurants for fiscal year 2021 and 2020. Therefore, Same-Store Sales Change for fiscal years 2021 and 2020 is not comparable to Same-Store Sales Change for fiscal year 2019. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.
Restaurant-Level Profit and Restaurant-Level Profit Margin
We define Restaurant-Level Profit as income (loss) from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, impairment of long-lived assets and closed-store costs, and loss on disposal of property and equipment. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue.
As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, impairment of long-lived assets and closed-store costs, Spyce acquisition costs, and other expense. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
Total Digital Revenue Percentage and Owned Digital Revenue Percentage
Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Total Digital Channels. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels.
Components of Results of Operations
Revenue

We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through our three disaggregated revenue channels: Owned Digital Channels, In-Store-Channel (Non-Digital component), and Marketplace Channel. Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenue. We expect revenue to increase as we focus on opening additional restaurants, as well as investments in our Owned Digital Channels to attract new customers and increase order frequency in our existing customers, as well as any increases in the price of our menu items.
Gift Cards.    We also sell gift cards that do not have an expiration date. Upon sale, gift cards are recorded as unearned revenue and included within gift card liability in the accompanying consolidated balance sheets. The revenue from gift cards is recognized when redeemed by customers. Because we do not track addresses of gift card purchasers, the relevant jurisdiction related to the requirement for escheatment, the legal obligation to remit unclaimed assets to the state, is our state of incorporation, which is Delaware. The state of Delaware requires escheatment after five years from issuance. We do not recognize breakage income because of our requirements to escheat unredeemed gift card balances.

Sweetgreen Rewards.   In fiscal year 2020 and the first quarter of fiscal year 2021, we had a loyalty program whereby customers accumulate loyalty rewards for digital purchases made through our Owned Digital Channels. Previously, a sweetgreen rewards customer had 120 days to accumulate the necessary amount of purchases for a reward, and the reward expired after 120 days. During fiscal year 2020, we changed our redemption policy such that a customer now had 30 days to accumulate the necessary amount of purchases for a reward and the reward expires after 30 days. The loyalty points represent a material right. We defer revenue associated with the relative estimated standalone selling price of the loyalty points, which is estimated as the value of the loyalty reward, net of loyalty related purchases not expected to be redeemed. We estimate loyalty purchases not expected to be redeemed based on historical company-specific data. Revenue is recognized when the reward is redeemed or expires. During fiscal year 2021, we ended our loyalty program.
Delivery.    All of our restaurant locations offer a delivery option. Delivery services are fulfilled by third-party service providers whether delivery is ordered through our Native Delivery Channel or Marketplace Channel. With respect to Native Delivery Channel sales, we control the delivery services and recognize revenue, including delivery revenue, when the delivery partner transfers food or beverage to the customer. For these sales, we receive payment directly from the customer at the time of sale. With respect to Marketplace Channel sales, we recognize revenue, excluding delivery fees collected by the delivery partner as we do not control the delivery service, when control of the food or beverage is delivered to the end customer. We receive payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature. For all delivery sales, we are considered the principal and recognize the revenue on a gross basis. Although our margins from sales through our Native Delivery Channel in fiscal years 2021 and 2020 were lower than margins from sales through our Marketplace Channel, we expect our margins from sales through our Native Delivery Channel to improve significantly in the future. For a more detailed discussion of our third-party delivery fees and our expectations regarding our margins, see the section titled “—Sales Channel Mix” above.
Restaurant Operating Costs, Exclusive of Depreciation and Amortization
Food, Beverage, and Packaging
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. However, food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.
Labor and Related Expenses
Labor and related expenses include salaries, bonuses, benefits, payroll taxes, workers compensation expenses, and other expenses related to our restaurant employees. As with other variable expense items, we expect labor costs to grow as our revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, inflation, a challenging labor market, health care costs, and the size and location of our restaurants.
Occupancy and Related Expenses
Occupancy and related expenses consist of restaurant-level occupancy expenses (including rent, common area expenses and certain local taxes), maintenance and utilities, and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening costs. We anticipate occupancy and related expenses on an absolute dollar basis will increase for the foreseeable future to the extent we continue to open new restaurants and revenue grows. Occupancy and related expenses as a percentage of revenue are impacted by geographic location, type of restaurant build, and amount of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs include other operating expenses incidental to operating our restaurants, such as third-party delivery fees, non-perishable supplies, repairs and maintenance, restaurant-level marketing, credit card fees and property insurance. We expect that other restaurant operating costs will increase on an absolute dollar basis for the foreseeable future to the extent we continue to open new restaurants and our revenue grows. Other restaurant operating costs as a percentage of revenue are expected to increase in line with growth in our Native Delivery, Outpost, and Marketplace Channels, as these channels require us to pay third-party delivery fees. However, as revenue increases, we expect that other restaurant operating costs, such as repairs and maintenance and property insurance, as a percentage of revenue will decline.
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense, brand-related marketing, and Spyce acquisition costs. We expect that general and administrative expenses will increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations, and professional services. While we expect that our general and administrative expenses will increase in absolute dollars as our business grows, as a percentage of revenue, we expect these expenses to vary from period to period and decrease over time.
Depreciation and Amortization
Depreciation and amortization include the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of external costs and certain internal costs directly associated with developing computer software applications for internal use. We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we continue to build new restaurants and make investments in our digital platform.
Pre-Opening Costs
Pre-opening costs primarily consist of rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings. These costs are expensed as incurred. We expect that pre-opening costs will increase on an absolute dollar basis as we continue to build new restaurants and enter new markets.
Impairment of Long-Lived Assets and Closed-Store Costs
Impairment of long-lived assets includes impairment charges related to our long-lived assets, which include property and equipment. Closed-store costs include non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment includes the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.

Other Expense
Other expenses consist primarily of changes in the fair value of our preferred warrant liability and contingent consideration liability. We remeasured the liability associated with our outstanding warrants each quarter until they were exercised. In connection with our initial public offering, all outstanding warrants for our preferred stock were automatically exercised for shares of our Class A common stock, as a result, we will not incur these expenses as a public company.

We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.
Income Tax Expense
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Results of Operations
Comparison of Fiscal Year 2021 and Fiscal Year 2020
The following table summarizes our results of operations for fiscal year 2021 and fiscal year 2020:

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Dollar Change	Percentage Change
Revenue	$339,874	$220,615	$119,259	54%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	93,699	66,154	27,545	42%
Labor and related expenses	110,368	83,691	26,677	32%
Occupancy and related expenses	50,186	43,775	6,411	15%
Other restaurant operating costs	45,216	35,697	9,519	27%
Total cost of restaurant operations	299,469	229,317	70,152	31%
Operating expenses:
General and administrative	125,040	99,142	25,898	26%
Depreciation and amortization	35,549	26,851	8,698	32%
Pre-opening costs	9,193	4,551	4,642	102%
Impairment of long-lived assets and closed-store costs	4,915	1,456	3,459	238%
Loss on disposal of property and equipment	107	891	(784)	(88%)
Total operating expenses	174,804	132,891	41,913	32%
Loss from operations	(134,399)	(141,593)	7,194	(5%)
Interest income	(450)	(1,018)	568	(56%)
Interest expense	87	404	(317)	(78%)
Other expense	18,992	245	18,747	7652%
Loss from operations before income taxes	(153,028)	(141,224)	(11,804)	8%
Income tax expense	147	—	147	N/A
Net loss	$(153,175)	$(141,224)	$(11,951)	8%

Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Revenue	$339,874	$220,615	54%
Average Unit Volume	$2,623	$2,194	20%
Same-Store Sales Change	25%	(26%)	51%

The increase in revenue in fiscal year 2021 was primarily due to an increase in Comparable Restaurant Base revenue of $53.6 million, resulting in a positive Same-Store Sales Change of 25%, consisting of a 21% increase in transactions and 4% benefit from menu price increases. The increase in transactions is mostly related to the impact of a decline in foot traffic, temporary restaurant closures and reduced office frequency as a result of stay-at-home orders and other restrictions due to the COVID-19 pandemic, in the prior year, which primarily impacted our In-Store Channel and which showed improvement in fiscal year 2021. The increase in revenue was also impacted by $54.2 million of incremental revenue associated with 46 Net New Restaurant Openings during fiscal years 2020 and 2021. There was also an $11.5 million negative impact from temporary closures in fiscal year 2020 that was not repeated in fiscal year 2021.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Food, beverage, and packaging	$93,699	$66,154	42%
As a percentage of total revenue	28%	30%	(2%)
The increase in food, beverage, and packaging costs for fiscal year 2021 was primarily due to a $24.1 million increase in food and beverage costs and a $3.5 million increase in packaging costs. This was primarily due to an increase in revenue related to recovery from the COVID-19 pandemic.
As a percentage of revenue, the decrease in food, beverage, and packaging costs for fiscal year 2021 was primarily due to the impact of a 3.5% menu pricing increase during fiscal year 2021, as well as the termination of the sweetgreen rewards loyalty program.
Labor and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Labor and related expenses	$110,368	$83,691	32%
As a percentage of total revenue	32%	38%	(6%)
The increase in labor and related expenses for fiscal year 2021 was primarily due to an increase in staffing expenses across all restaurant locations. This was mostly due to the 46 Net New Restaurant Openings during fiscal years 2020 and 2021. The increase was also due to lower headcount during fiscal year 2020, partially as a result of the furloughs associated with our cost restructuring plan implemented during that period in response to the COVID-19 pandemic, an increase in prevailing wage rates across the country in fiscal year 2021 and an increase in bonus expense, including a non-recurring retention bonus during the fourth quarter, as we focused on employee retention in fiscal year 2021.
As a percentage of revenue, the decrease in labor and related expenses for fiscal year 2021 was primarily due to greater sales leverage associated with the recovery from the COVID-19 pandemic and the impact of a 3.5% menu pricing increase in fiscal year 2021, partially offset by the increases noted above.

Occupancy and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Occupancy and related expenses	$50,186	$43,775	15%
As a percentage of total revenue	15%	20%	(5%)
The increase in occupancy and related expenses for fiscal year 2021 was due to increases in rent, common area maintenance and real estate taxes primarily related to the 46 Net New Restaurant Openings during fiscal years 2020 and 2021. These increases were partially offset by COVID-19 related rent abatement received for multiple restaurant locations during fiscal year 2021.
As a percentage of revenue, the decrease in occupancy and related expenses for fiscal year 2021 was primarily due to greater sales leverage associated with the recovery from the COVID-19 pandemic, as well as the impact of the rent abatement received for multiple restaurant locations during fiscal year 2021, and the impact of a 3.5% menu pricing increase in fiscal year 2021.
Other Restaurant Operating Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Other restaurant operating costs	$45,216	$35,697	27%
As a percentage of total revenue	13%	16%	(3%)
The increase in other restaurant operating costs for fiscal year 2021 was primarily due to a $5.2 million increase in delivery fees due to the growth of our Native Delivery and Marketplace Channels, a $2.5 million increase in credit card and online related processing fees related to the increases in revenue and a $1.8 million increase in kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
As a percentage of revenue, the decrease in other restaurant operating costs during fiscal year 2021 was primarily due to greater sales leverage associated with the recovery from the COVID-19 pandemic and the impact of a 3.5% menu pricing increase in fiscal year 2021.
Operating Expenses
General and Administrative

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
General and administrative	$125,040	$99,142	26%
As a percentage of total revenue	37%	45%	(8%)
The increase in general and administrative expenses for fiscal year 2021 was primarily due to a $24.0 million increase in stock-based compensation expense, including $5.4 million of stock-based compensation expense related to previously issued performance-based stock options, which vested upon our IPO. We incurred increased expenses of approximately $2.5 million as we transitioned to operating as a public company, consisting of $1.1 million of higher accounting-related fees, $1.0 million increase in directors & officers liability insurance costs and approximately $0.4 million increase in operational consulting. As we continued to focus on our continued growth, we incurred an increase of $1.9 million in office systems. In addition, we incurred a non-recurring $1.8 million expense related to the acquisition of Spyce (see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Finally, there was a $3.2 million increase in management bonus, a $0.5 million increase related to R&D development for Spyce and a $0.3 million increase in referral bonuses as we focus on obtaining talent. These increases were partially offset by a $2.5 million decrease in COVID-19 related employee support costs, a $2.3 million decrease in severance related costs due to the COVID-19 pandemic, a $1.6 million decrease in incremental costs incurred related to store closures and store damage from civil unrest, and a $1.9 million decline in management salaries and benefits.
As a percentage of revenue, the decrease in general and administrative expenses was primarily due to the comparatively higher revenue in fiscal year 2021, partially offset by the increases noted above.
Depreciation and Amortization

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Depreciation and amortization	$35,549	$26,851	32%
As a percentage of total revenue	10%	12%	(2%)
The increase in depreciation and amortization for fiscal year 2021 was primarily due to the 46 Net New Restaurant Openings during fiscal years 2020 and 2021, and an increase of internally developed software to support our digital growth.
As a percentage of revenue, the decrease in depreciation and amortization for fiscal year 2021 was primarily due to comparatively higher revenue in fiscal year 2021, partially offset by the increases noted above.
Pre-Opening Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Pre-opening costs	$9,193	$4,551	102%
As a percentage of total revenue	3%	2%	1%
The increase in pre-opening costs for fiscal year 2021 was primarily due to the 31 Net New Restaurant Openings during fiscal year 2021, as compared to 15 Net New Restaurant Openings during fiscal year 2020.
As a percentage of revenue, pre-opening costs increased as a percentage of total revenue in fiscal year 2021 compared to fiscal year 2020, due to the increased number of Net New Restaurant Openings, discussed above.
Impairment of Long-Lived Assets and Closed-Store Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Impairment of long-lived assets and closed-store costs	$4,915	$1,456	238%
As a percentage of total revenue	1%	1%	—%
During fiscal year 2021, we recorded non-cash impairment charges of $4.4 million related to our stores, as well as the two stores operated by Spyce. During fiscal year 2020, we recorded non-cash impairment charges of $1.5 million related to one restaurant in New York City. The COVID-19 pandemic, and most recently the Delta and Omicron variants, have had a negative impact on our assumptions for future near-term restaurant-level cash flows, which resulted in elevated impairment charges.

During fiscal year 2021, we closed one store operated by Spyce, which was fully impaired during 2021. This closure resulted in closed-store costs of $0.5 million.
Loss on Disposal of Property and Equipment

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Loss on disposal of property and equipment	$107	$891	(88%)
As a percentage of total revenue	—%	—%	—%
The decrease in loss on disposal of property and equipment is due to a decrease in furniture, equipment and fixture replacements in fiscal year 2021 as compared to fiscal year 2020, as our focus has been on opening new restaurants.
Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Interest income	$(450)	$(1,018)	(56%)
Interest expense	87	404	(78%)
Total income expense	(363)	(614)	(41%)
As a percentage of total revenue	—%	—%	—%
The decrease in interest income is primarily due to lower average cash balances during fiscal year 2021 prior to our IPO as compared to fiscal year 2020.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Other expense	$18,992	$245	7652%
As a percentage of total revenue	6%	—%	6%
The increase in other expense is primarily due to an increase in the fair value of our preferred warrant liability, which was calculated at the date of our IPO based on the IPO price of $28.00 per share. Subsequent to the IPO, the fair value of our preferred warrant liability was reclassified to additional paid-in capital (“APIC”) and will not be a recurring expense. The increase in other expense was also impacted by an increase in the fair value of our contingent consideration, which was issued as part of the Spyce acquisition, and will continue to impact other expense until the performance conditions associated with milestones for additional shares of Class A common stock are met or expire.
Income Tax Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Income tax expense	$147	$—	N/A
As a percentage of total revenue	—%	—%	—%

Our effective tax rate for the year ended December 26, 2021 and December 27, 2020 (0.1%) and 0.0%, respectively, primarily due to the full valuation allowance on our net deferred tax assets.
Comparison of Fiscal Year 2020 and Fiscal Year 2019

The following table summarizes our results of operations for fiscal year 2020 and fiscal year 2019:

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Dollar Change	Percentage Change
Revenue	$220,615	$274,151	$(53,536)	(20%)
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	66,154	83,966	(17,812)	(21%)
Labor and related expenses	83,691	86,547	(2,856)	(3%)
Occupancy and related expenses	43,775	37,050	6,725	18%
Other restaurant operating costs	35,697	22,613	13,084	58%
Total cost of restaurant operations	229,317	230,176	(859)	—%
Operating expenses:
General and administrative	99,142	88,818	10,324	12%
Depreciation and amortization	26,851	19,416	7,435	38%
Pre-opening costs	4,551	5,405	(854)	(16%)
Impairment of long-lived assets	1,456	—	1,456	N/A
Loss on disposal of property and equipment	891	409	482	118%
Total operating expenses	132,891	114,048	18,843	17%
Loss from operations	(141,593)	(70,073)	(71,520)	102%
Interest income	(1,018)	(2,724)	1,706	(63%)
Interest expense	404	88	316	359%
Other expense	245	480	(235)	(49%)
Loss from operations before income taxes	(141,224)	(67,917)	(73,307)	108%
Income tax provision	—	—	—	N/A
Net loss	$(141,224)	$(67,917)	$(73,307)	108%
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Revenue	$220,615	$274,151	(20%)
Average Unit Volume	$2,175	$2,955	(26%)
Same-Store Sales Change	(26%)	15%	(41%)

The decrease in revenue in fiscal year 2020 was primarily due to a decline in Comparable Restaurant Base revenue of $65 million, resulting in negative Same-Store Sales Change of (26%), due to the impact of a decline in foot traffic, temporary restaurant closures and reduced office frequency as a result of stay-at-home orders and other restrictions due to the COVID-19 pandemic, which primarily impacted our In-Store Channel. Although overall AUV, inclusive of Owned Digital Channels and Marketplace Channels, declined, revenue from these specific channels increased by $27.8 million, as many customers migrated to the convenience of these channels from our In-Store Channel. The decrease in revenue was partially offset by $12 million of incremental revenue associated with 15 Net New Restaurant Openings during fiscal year 2020 and the 15 Net New Restaurant Openings in fiscal year 2019 that are not reflected in Same-Store Sales Change for fiscal year 2020.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Food, beverage, and packaging	$66,154	$83,966	(21%)
As a percentage of total revenue	30%	31%	(1%)
The decrease in food, beverage, and packaging costs for fiscal year 2020 was primarily due to a $16.5 million decrease in food and beverage costs and a $1.3 million decrease in packaging costs. This was primarily due to a decline in revenue volume related to the COVID-19 pandemic, partially offset by the higher packaging costs for delivery and Outpost Channel orders.

As a percentage of revenue, the decrease in food, beverage, and packaging costs for fiscal year 2020 was primarily due to the impact of a 2.5% menu pricing increase during fiscal year 2020, partially offset by the cost increases stated above.
Labor and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Labor and related expenses	$83,691	$86,547	(3%)
As a percentage of total revenue	38%	32%	6%

The decrease in labor and related expenses for fiscal year 2020 was primarily due to a reduction in staffing expenses across all restaurant locations. This was mostly due to lower headcount during a portion of fiscal year 2020 as a result of the furloughs associated with our cost restructuring plan implemented in the second fiscal quarter of 2020 in response to the COVID-19 pandemic. These decreases were partially offset by 15 Net New Restaurant Openings during fiscal year 2020, the full fiscal year effects of the 15 Net New Restaurant Openings in fiscal year 2019 that are not reflected in Same-Store Sales Change for fiscal year 2020, as well as the costs incurred for wellness leave for COVID-19-related circumstances for our team members as well as $1 per hour of supplemental “Hero Pay” in the summer of 2020.

As a percentage of revenue, the increase in labor and related expenses for fiscal year 2020 was primarily due to comparatively lower revenue associated with the impact of the COVID-19 pandemic, as well as the increases and incremental costs stated above.

Occupancy and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Occupancy and related expenses	$43,775	$37,050	18%
As a percentage of total revenue	20%	14%	6%

The increase in occupancy and related expenses for fiscal year 2020 was primarily due to the 15 Net New Restaurant Openings during fiscal year 2020 and the full fiscal year effects of the 15 Net New Restaurant Openings in fiscal year 2019 that are not reflected in Same-Store Sales Change for fiscal year 2020.

As a percentage of revenue, the increase in occupancy and related expenses for fiscal year 2020 was primarily due to comparatively lower revenue associated with the impact of the COVID-19 pandemic, as well as the increases stated above.
Other Restaurant Operating Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Other restaurant operating costs	$35,697	$22,613	58%
As a percentage of total revenue	16%	8%	8%
The increase in other costs of operations for fiscal year 2020 was primarily due to higher delivery fees due to digital growth associated with the COVID-19 pandemic, higher supplies spent on COVID-19 safety measures for our employees and customers, as well as the 15 Net New Restaurant Openings during fiscal year 2020 and the full fiscal year effects of the 15 Net New Restaurant Openings in fiscal year 2019 that are not reflected in Same-Store Sales Change for fiscal year 2020.

As a percentage of revenue, the increase in other costs of operations for fiscal year 2020 was primarily due to comparatively lower revenue associated with the impact of the COVID-19 pandemic, as well as the increases stated above.
Operating Expenses
General and Administrative

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
General and administrative	$99,142	$88,818	12%
As a percentage of total revenue	45%	32%	13%
The increase in general and administrative expenses for fiscal year 2020 was primarily due to a $2.5 million increase in COVID-19 related employee support costs, $2.3 million in severance related costs due to the COVID-19 pandemic, $2.3 million increase in management-related wages and benefits, $1.6 million of incremental costs incurred related to store closures and store damage from civil unrest, a $1.2 million increase in temporary labor costs, and a $1.0 million increase in stock-based compensation expense. These increases were partially offset by a $0.6 million decrease in other general and administrative expenses.

As a percentage of revenue, the increase in general and administrative expenses was primarily due to comparatively lower revenue associated with the impact of the COVID-19 pandemic, as well as the increase in general and administrative expenses stated above.
Depreciation and Amortization

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Depreciation and amortization	$26,851	$19,416	38%
As a percentage of total revenue	12%	7%	5%
The increase in depreciation and amortization for fiscal year 2020 was primarily due to the incremental depreciation related to the 15 Net New Restaurant Openings during fiscal year 2020 and the 15 Net New Restaurant Openings in fiscal year 2019, and increase to internally developed software to support our digital growth.

As a percentage of revenue, the increase in depreciation and amortization for fiscal year 2020 was primarily due to comparatively lower revenue associated with the impact of the COVID-19 pandemic, as well as the increase in depreciation and amortization expenses stated above.
Pre-Opening Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Pre-opening costs	$4,551	$5,405	(16%)
As a percentage of total revenue	2%	2%	—%
The decrease in pre-opening costs for fiscal year 2020 was primarily due to lower rent costs for new restaurants, related to rent abatements obtained in connection with the COVID-19 pandemic and lower pre-opening-related activity due to the pandemic.

As a percentage of revenue, pre-opening costs were flat in fiscal year 2020 compared to fiscal year 2019, due to comparatively lower revenue related to the COVID-19 pandemic, offset by the decreases noted above.
Impairment of Long-Lived Assets

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Impairment of long-lived assets	$1,456	$—	N/A
As a percentage of total revenue	1%	—%	1%
The increase in impairment of long-lived assets for fiscal year 2020 was primarily due to asset impairment charges on property and equipment of $1.5 million related to one restaurant in New York City. The COVID-19 pandemic had a negative impact on our assumptions for future near-term restaurant level cash flows for certain restaurants which resulted in impairment of the long-lived assets of this restaurant.
Loss on Disposal of Property and Equipment

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Loss on disposal of property and equipment	$891	$409	118%
As a percentage of total revenue	—%	—%	—%
The increase in loss on disposal of property and equipment is due to an increase in furniture, equipment and fixture replacements at multiple restaurants during fiscal year 2020.
Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Interest income	$(1,018)	$(2,724)	(63%)
Interest expense	$404	$88	359%
Total income expense	(614)	(2,636)	(77%)
As a percentage of total revenue	—%	(1)%	1%

The decline in interest (income) expense is primarily due to lower average cash balances during fiscal year 2020, as well as higher outstanding debt balances on our revolver.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 27, 2020	December 29, 2019	Percentage Change
Other expense	$245	$480	(49%)
As a percentage of total revenue	—%	—%	—%
The decrease in other expense is due to an increase in the fair value of our preferred warrant liability as of December 27, 2020.

Non-GAAP Financial Measures

In addition to our consolidated financial statements, which are presented in accordance with GAAP, we present certain non-GAAP financial measures, including Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin. We believe these measures are useful to investors and others in evaluating our performance because these measures:
•facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or NOL), and the age and book depreciation of facilities and equipment (affecting relative depreciation expense);
•are widely used by analysts, investors, and competitors to measure a company’s operating performance; are used by our management and board of directors for various purposes, including as measures of performance, as a basis for strategic planning and forecasting; and
•are used internally for a number of benchmarks including to compare our performance to that of our competitors.
We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, impairment of long-lived assets and closed-store costs, and loss on disposal of property and equipment. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue. As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, impairment of long-lived assets and closed-store costs, Spyce acquisition costs, and other expense. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. In particular, Restaurant-Level Profit and Adjusted EBITDA should not be viewed as substitutes for, or superior to, loss from operations or net loss prepared in accordance with GAAP as a measure of profitability. Some of these limitations are:

•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Restaurant-Level Profit and Adjusted EBITDA do not reflect all cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•Restaurant-Level Profit and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•Restaurant-Level Profit and Adjusted EBITDA do not reflect the impact of the recording or release of valuation allowances or tax payments that may represent a reduction in cash available to us;
•Restaurant-Level Profit and Adjusted EBITDA do not consider the potentially dilutive impact of stock-based compensation;
•Restaurant-Level Profit is not indicative of overall results of the Company and does not accrue directly to the benefit of stockholders, as corporate-level expenses are excluded;
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation, loss on disposal of property and equipment, impairment of long-lived assets and closed-store costs, Spyce acquisition costs, and certain other expenses; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, loss from operations, net loss, and our other GAAP results.

The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands	December 26, 2021	December 27, 2020	December 29, 2019
Loss from operations	$(134,399)	$(141,593)	$(70,073)
Add back:
General and administrative	125,040	99,142	88,818
Depreciation and amortization	35,549	26,851	19,416
Pre-opening costs	9,193	4,551	5,405
Impairment of long-lived assets and closed-store costs	4,915	1,456	—
Loss on disposal of property and equipment	107	891	409
Restaurant-Level Profit	$40,405	$(8,702)	$43,975
Loss from operations margin	(40)%	(64)%	(26)%
Restaurant-Level Profit Margin	12%	(4)%	16%

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands	December 26, 2021	December 27, 2020	December 29, 2019
Net loss	$(153,175)	$(141,224)	$(67,917)
Non-GAAP adjustments:
Income tax expense	147	—	—
Interest income	(450)	(1,018)	(2,724)
Interest expense	87	404	88
Depreciation and amortization	35,549	26,851	19,416
Stock-based compensation(1)	28,897	4,912	3,904
Loss on disposal of property and equipment(2)	107	891	409
Impairment of long-lived assets and closed-store costs(3)	4,915	1,456	—
Other expense(4)	18,992	245	480
Spyce acquisition costs(5)	1,832	—	—
Adjusted EBITDA	$(63,099)	$(107,483)	$(46,344)
Net loss margin	(45)%	(64)%	(25)%
Adjusted EBITDA Margin	(19)%	(49)%	(17)%

(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Includes costs related to impairment of long-lived assets and restaurant closures. Based on our review of long-lived assets for impairment, we recorded a non-cash impairment charges of $4.4 million and $1.5 million for fiscal year 2021 and fiscal year 2020, respectively. Additionally, during fiscal 2021 we closed one store operated by Spyce, which was fully impaired in a prior period. This closure resulted in closed-store costs expense of $0.5 million.
(4)Other expense includes the change in fair value of our warrant liability and our contingent consideration liability. For additional information, see Notes 1 and 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses. For additional information, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, in which we received net proceeds of $384.7 million from sales of our Class A shares, after deducting underwriting discounts and commissions and offering expenses. As of December 26, 2021 and December 27, 2020, we had $472.0 million and $102.6 million in cash and cash equivalents, respectively. As of December 26, 2021, we had access to a $35.0 million revolver loan through EagleBank and there have been no draws on the revolving loan. With the completion of our IPO, based on our current operating plan, we believe our existing cash and cash equivalents and available revolving loan balances, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the customer experience in our restaurants, working capital and general corporate needs. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items.

The following table presents our material cash requirements for future periods:

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$385,229	$42,513	$45,795	$45,669	$44,967	$43,467	$162,818
Purchase obligations (1)	$6,819	$6,819	$—	$—	$—	$—	$—
(1)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.
Credit Facility
On December 6, 2017, we entered into a revolving credit and security agreement (the “2017 Revolving Facility”) with EagleBank, with an original maturity date of June 19, 2020, which was extended via amendment to December 18, 2020. The 2017 Revolving Facility allowed us to borrow up to $15.0 million in the aggregate principal amount. On December 14, 2020, we refinanced the 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, contingent upon the closing of this offering, the “2020 Credit Facility”). The 2020 Credit Facility allows us to borrow (i) up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility which expired on December 14, 2021 and which was never drawn on. The refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if we incur any Permitted Convertible Debt or Permitted Unsecured Indebtedness (each as defined in the 2020 Credit Facility), then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of the Permitted Convertible Debt or Permitted Unsecured Indebtedness, as applicable. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. Under the 2017 Revolving Facility, interest accrued on the outstanding loan balance and was payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%. As of December 26, 2021 and December 27, 2020, we had no outstanding balance under the 2020 Credit Facility or the 2017 Revolving Facility, as applicable.
Under the 2017 Revolving Facility we were required to maintain liquid assets, consisting of unencumbered cash or marketable securities, of not less than the greater of (i) $10.0 million and (ii) the outstanding balance of the revolving facility. In addition, we were required to maintain net working capital in an amount equal to or in excess of the outstanding loan balance. For the 2020 Credit Facility, we are required to maintain liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) in amount no less than the trailing 90-day cash burn. We were in compliance with the applicable financial covenants as of December 26, 2021 and December 27, 2020.
The obligations under the 2020 Credit Facility are guaranteed by our existing and future material subsidiaries and secured by substantially all of our and our subsidiary guarantor’s assets, other than certain excluded assets. The agreement also restricts our ability, and the ability of our subsidiary guarantors to, among other things, incur liens; incur additional indebtedness; transfer or dispose of assets; make acquisitions; change the nature of the business; guarantee obligations; pay dividends to shareholders or repurchase stock; and make advances, loans, or other investments. The agreement contains customary events of default, including, without limitation, failure to pay the outstanding loans or accrued interest on the due date.

On September 29, 2021, the Company and EagleBank amended the 2020 Credit Facility to, among other things, exclude acquired Spyce intellectual property and assets from the EagleBank collateral package, permit the Company’s dual-class capital structure, and enhance the Company’s ability to make acquisitions, pursue stock repurchases, and incur indebtedness, and such amendment was effective upon the consummation of our IPO. Under the 2020 Credit Facility, the refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if the Company incurs any convertible debt or unsecured indebtedness that are permitted by the 2020 Credit Facility, then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness, as applicable. The amendment did not change any financial covenant requirements.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(in thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Net cash used in operating activities	(64,529)	(90,352)	(37,198)
Net cash used in investing activities	(97,548)	(58,405)	(50,468)
Net cash provided by financing activities	531,611	2,145	149,796
Net increase (decrease) in cash and cash equivalents and restricted cash	$369,534	$(146,612)	$62,130
Operating Activities
For fiscal year 2021, cash used in operating activities decreased $25.8 million compared to fiscal year 2020, primarily due to a $42.2 million reduction in loss after excluding non-cash items, resulting primarily from the adverse impact of the COVID-19 pandemic in fiscal year 2020, partially offset by $16.5 million unfavorable working capital fluctuations.
The unfavorable working capital fluctuations were due to a $10.8 million increase in cash outflow primarily related to timing of payments of delivery fees, rent payments previously deferred as part of COVID negotiations with landlords and timing of delivery fee payments. In addition, we had an increase of $8.4 million related to prepaid balances, primarily due to director & officer and other insurance policies required due to the Company transition to a public company and continued growth, prepaid retention payments, and timing of payments in the normal course of business. These unfavorable fluctuations were partially offset by an increase in accrued bonus and deferred rent, due to the increase in new restaurant openings.

For fiscal year 2020, cash used in operating activities increased $53.2 million compared to fiscal year 2019, primarily due to a decline in profitability after non-cash items resulting from the adverse impact of the COVID-19 pandemic, partially offset by favorable working capital fluctuations.

The favorable working capital fluctuations were primarily due to higher accrued expenses related to $5.1 million of rent deferrals received from landlords related to the COVID-19 pandemic.
Investing Activities
For fiscal year 2021, cash used in investing activities increased $39.1 million compared to fiscal year 2020, primarily due to purchases of property and equipment of $84.5 million for 31 Net New Restaurant Openings during fiscal year 2021, compared to $48.1 million for 15 Net New Restaurant Openings in fiscal year 2020. In addition, we had cash outflow of $3.3 million, net of cash acquired, related to the acquisition of Spyce. For additional information regarding our acquisition of Spyce, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For fiscal year 2020, cash used in investing activities increased $7.9 million compared to fiscal year 2019, primarily due to purchases of property and equipment of $48.1 million during fiscal year 2020, compared to $39.2 million in fiscal year 2019. In addition, we had purchases of intangible assets of $8.7 million in fiscal year 2020 compared to $5.4 million in fiscal year 2019, primarily related to continued investment in our internal technology to support digital growth. This was partially offset by an increase in costs related to the acquisition of Galley Foods Inc. in fiscal year 2019 of $4.8 million.

Financing Activities
For fiscal year 2021, cash provided by financing activities increased $529.5 million compared to fiscal year 2020, primarily due to net proceeds of $384.7 million from sales of our shares in the IPO, after deducting underwriting discounts and commissions and offering expenses and proceeds received from the issuance of preferred stock, net of issuance cost, of $113.8 million. In addition, there was an increase in proceeds received from stock option and warrant exercises of $25.8 million and an increase in proceeds received from the repayment of previously issued related party loans of $5.2 million. For additional information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For fiscal year 2020, cash provided by financing activities declined $147.7 million compared to fiscal year 2019, primarily due to proceeds received from preferred stock issuances, net of issuance costs, of $148.9 million in fiscal year 2019. This was partially offset by an increase in proceeds from stock option exercises of $1.3 million in fiscal year 2020 compared to fiscal year 2019.

Off-balance sheet arrangements

Our material off-balance arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with GAAP. For additional information, including the anticipated impacts of our adoption of new accounting standards affecting accounting for leases, see Note 1 and Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Stock-Based Compensation
We grant stock options, restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) to certain employees, as well as nonemployees (including directors and others who provide services to us) under our stock plans. We recognize compensation expense resulting from stock-based payments over the period for which the requisite services are provided.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of the stock options at the measurement date. The grant date is deemed to be the appropriate measurement date for stock options issued to employees and nonemployees. We have elected to account for forfeitures as they occur.
The use of the Black-Scholes option pricing model requires the use of subjective assumptions, including the following:
•Fair Value of Common Stock—Prior to the IPO, the absence of an active market for our common stock requires us to estimate the fair value of our common stock. See the subsection titled “Common Stock Valuations” below. For valuations completed subsequent to the IPO, our board of directors determines the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock as reported on the date immediately preceding the of grant.
•Risk-Free Interest Rate—The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate.
•Expected Term—The expected term of options granted to employees was determined based on management’s expectations of the options granted, which are expected to remain outstanding. The expected term for options granted to nonemployees is equal to the remaining contractual life of the options. Where appropriate, we calculated the expected term using the simplified method for “plain vanilla” stock option awards.
•Expected Volatility—There is no substantive share price history to calculate volatility and, as such, we have elected to use an approximation based on the volatility of other comparable public companies, which compete directly with us, over the expected term of the options.
•Dividend Yield—We have not issued regular dividends on common shares in the past nor do we expect to issue dividends in the future. As such, the dividend yield has been estimated to be zero.

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense. Additionally, had we arrived at different assumptions of stock price volatility or expected lives of our stock options, our stock-based compensation expense and results of operations may be materially different. For additional information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the fiscal years ended December 26, 2021 and December 27, 2020, see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Restricted Stock Units

The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Estimating the grant date fair value of the common stock underlying RSU grants prior to our IPO was highly judgmental due to the lack of an observable market for our common stock. Prior to our IPO, the fair value of the Company’s common stock was determined by considering a number of objective and subjective factors including: contemporaneous third-party valuations of our common stock, sales of our redeemable convertible preferred stock to outside investors in arms-length transactions (including our IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. Estimating the grant date fair value of the RSUs, including the PSUs discussed below, was highly sensitive due to the volume of RSUs granted and increasing fair value of our common stock as we approached our IPO. With the exception of the PSUs discussed below, the RSUs granted prior to November 2021 vest upon the satisfaction of both a service-based vesting condition and a liquidity event-related performance vesting condition. The fair value of RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the liquidity event-related performance vesting condition becomes probable of being achieved. The service-based vesting condition is generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of our IPO registration statement. Stock-based compensation expense for RSUs that had not met the service-based vesting condition as of December 26, 2021 will be recorded over the remaining requisite service period. Subsequent to November 2021, we have only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period. Had the assumptions used in the fair value estimates changed, our-stock based compensation expense and results of operations may be materially different.

Subsequent to our IPO, the fair value of our RSUs is based on the stock price on the day immediately preceding the date of grant, there is no longer a level of judgment involved that could impact the fair value or expense incurred.

Performance-Based Restricted Stock Units

In October 2021, we granted 2,100,000 PSUs to each of our three founders (“founder PSUs”). The founder PSUs vest in seven separate tranches, upon the satisfaction of a service condition and the achievement of certain stock price goals. We estimated the grant date fair value of the founder PSUs using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. The average grant date fair value of the founder PSUs were estimated to be $16.35 per share, and we will recognize total stock-based compensation expense of approximately $103.0 million over the derived service period of each of the seven performance tranches. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that each founder individually stays employed with sweetgreen, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved. Had we arrived at different assumptions of underlying stock price or volatility our stock-based compensation expense and results of operations may be materially different.

During fiscal year 2021, we recorded $28.9 million of stock-based compensation expense. During fiscal year 2020, we recorded $4.9 million of stock based compensation expense.

Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our common stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the Practice Aid), our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common stock, including:
•independent third-party valuations of our common stock;
•the prices at which we sold shares of our preferred stock;
•the rights, preferences and privileges of our preferred stock relative to those of our common stock;
•our capital resources and financial condition;
•the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions;
•our historical operating and financial performance as well as our estimates of future financial performance;
•valuations of comparable companies;
•the hiring of key personnel;
•the relative lack of marketability of our common stock;
•industry information such as market growth and volume and macro-economic events; and
•additional objective and subjective factors relating to our business.
The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, for our valuations performed throughout fiscal year 2020, we concluded the Option Pricing Method (OPM) was the most appropriate method for determining the fair value of our common stock given our stage of development and other relevant factors. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

In accordance with the Practice Aid, for our valuations performed after December 27, 2020, we concluded the Probability-Weighted Expected Return Method (PWERM) was the most appropriate method for determining the fair value of our common stock given our stage of development and other relevant factors. The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
The assumptions underlying these valuations represent our board of directors’ best estimates at the time they were made, which involve inherent uncertainties and the application of the judgment of our board of directors. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.
Subsequent to the IPO, our board of directors determines the fair market value of our Class A common stock based on its closing price as reported on the date of grant on the New York Stock Exchange.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements. Long-lived assets, including property and equipment and internally developed software, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, we evaluate the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. We use a discounted cash flows model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our future expectations, competitive factors in its various markets, inflation, revenue trends and other relevant economic factors that may impact the store under evaluation.
There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material. We determine that triggering events, primarily related to the impact of the COVID-19 pandemic, occurred for certain stores during fiscal year 2020 that required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $1.5 million related to one store in New York. Additionally, the COVID-19 pandemic, and most recently the Delta and Omicron variants, had a negative impact on our assumptions for future near-term restaurant-level cash flows, which resulted in an impairment of long-lived assets for fiscal year 2021. This increase was primarily due to asset impairment charges on property and equipment of $4.4 million related to certain of our stores, as well as the two stores operated by Spyce.
Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 26, 2021 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2021. Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculation our long-lived asset impairment charge.

Intangible Assets – Acquired in Business Combinations
We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include developed technology. We use valuation techniques to value these intangible assets, with the primary technique being the replacement cost method. The replacement cost method requires us to make various assumptions and estimates including level of workforce and time required to recreate existing technology, projected overhead, profit margins, and opportunity costs. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.
Contingent Consideration

Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. For additional information, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The liability associated with the contingent consideration is initially recorded at fair value upon issuance date and is subsequently re-measured to fair value at each reporting date. For additional information, see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The contingent consideration as of December 26, 2021 was $20.5 million.
Changes in fair value of the contingent consideration are recognized within other expense, net in the accompanying consolidated statement of operations.
Recent Accounting Pronouncements
See Note 1 to our audited consolidated financial statements elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this report.
Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of our initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations solely within the United States, and we are exposed to market risks in the ordinary course of our business. The primary risks we face are commodity price risks, interest rate risk, and the effects of inflation.
Commodity Price Risks
We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing agreements with suppliers range from one to three years, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises, and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to unforeseen events, including the COVID-19 pandemic.
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 26, 2021 and December 27, 2020, we had $472.0 million and $102.6 million of cash and cash equivalents consisting of bank accounts and money market funds and $0.3 million and $0.1 million of restricted cash relating to certificates of deposit that are collateral for letters of credit to our lease agreements and cash from the Spyce acquisition. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our results of operations for fiscal years 2021 and 2020.
Effects of Inflation

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage, and other upward pressure on wage rates, will increase our labor costs. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future, particularly if inflation continues to increase at its recent pace. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate positive Same Store Sales Change in an amount sufficient to offset inflationary or other cost pressures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets as of December 26, 2021 and December 27, 2020	F-3
Consolidated Statements of Operations for the Fiscal Years Ended December 26, 2021, December 27, 2020, and December 29, 2019	F-4
Consolidated Statements of Preferred Stock and Stockholders’ (Deficit) Equity for the Fiscal Years Ended December 26, 2021, December 27, 2020, and December 29, 2019	F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 26, 2021, December 27, 2020, and December 29, 2019	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sweetgreen, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sweetgreen, Inc. and subsidiaries (the “Company”) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 26, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 4, 2022
We have served as the Company’s auditor since 2012.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 26, 2021	December 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$471,971	$102,640
Accounts receivable	2,644	1,087
Inventory	903	620
Prepaid expenses	13,763	5,387
Tenant improvement receivable	16,695	5,523
Current portion of lease acquisition costs	525	384
Other current assets	155	218
Total current assets	506,656	115,859
Property and equipment, net	180,666	127,211
Goodwill	35,970	6,275
Intangible assets, net	32,868	10,942
Lease acquisition costs, net	4,391	3,248
Security deposits	1,770	2,023
Restricted cash	328	125
Total assets	$762,649	$265,683
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	11,197	6,232
Accrued expenses	16,338	17,893
Accrued payroll	12,093	6,764
Gift cards and loyalty liability	1,839	2,337
Current portion of deferred rent liability	6,061	3,092
Total current liabilities	47,528	36,318
Deferred rent liability, net of current portion	38,402	24,241
Accrued payroll, net of current portion	2,500	5,000
Contingent consideration liability	20,477	—
Other non-current liabilities	500	—
Deferred income tax liabilities	125	—
Preferred stock warrant liability	—	1,848
Total liabilities	$109,532	$67,407
COMMITMENTS AND CONTINGENCIES (Note 16)
Preferred Stock:
Preferred stock, $0.001 par value per share (zero shares authorized, zero shares issued and outstanding as of December 26, 2021 and 62,797,051 shares authorized, 62,562,051 shares issued and outstanding as of December 27, 2020)	—	505,638
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 2,000,000,000 and 96,000,000 Class A shares authorized, 95,868,394 and 16,731,625 Class A shares issued and outstanding as of December 26, 2021 and December 27, 2020, respectively; 300,000,000 and zero Class B shares authorized and 13,477,303 and zero Class B shares issued and outstanding as of December 26, 2021 and December 27, 2020, respectively.	109	17
Loans to related parties	—	(4,000)
Additional paid-in capital	1,129,224	19,662
Accumulated deficit	(476,216)	(323,041)
Total stockholders’ (deficit) equity	653,117	(307,362)
Total liabilities, preferred stock and stockholders’ (deficit) equity	$762,649	$265,683
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Revenue	$339,874	$220,615	$274,151
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	93,699	66,154	83,966
Labor and related expenses	110,368	83,691	86,547
Occupancy and related expenses	50,186	43,775	37,050
Other restaurant operating costs	45,216	35,697	22,613
Total restaurant operating costs	299,469	229,317	230,176
Operating expenses:
General and administrative	125,040	99,142	88,818
Depreciation and amortization	35,549	26,851	19,416
Pre-opening costs	9,193	4,551	5,405
Impairment of long-lived assets and closed-store costs	4,915	1,456	—
Loss on disposal of property and equipment	107	891	409
Total operating expenses	174,804	132,891	114,048
Loss from operations	(134,399)	(141,593)	(70,073)
Interest income	(450)	(1,018)	(2,724)
Interest expense	87	404	88
Other expense	18,992	245	480
Net loss before income taxes	(153,028)	(141,224)	(67,917)
Income tax expense	147	—	—
Net loss	$(153,175)	$(141,224)	$(67,917)
Earnings per share:
Net loss per share, basic and diluted	$(5.51)	$(8.80)	$(4.50)
Weighted average shares used in computing net loss per share, basic and diluted	27,782,442	16,051,960	15,080,984
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Preferred Stock		Class S Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 30, 2018	53,790,126	$356,732	—	—	14,656,540	$14	$7,814	$(4,000)	$(113,900)	$(110,072)
Net loss	—	—	—	—	—	—	—	—	(67,917)	(67,917)
Exercise of stock options	—	—	—	—	683,619	1	889	—	—	890
Stock-based compensation expense	—	—	—	—	—	—	3,904	—	—	3,904
Issuance of preferred stock (net of issuance costs of $1,085)	8,771,925	148,906	—	—	—	—	—	—	—	—
Balances at December 29, 2019	62,562,051	$505,638	—	$—	15,340,159	$15	$12,607	$(4,000)	$(181,817)	$(173,195)
Net loss	—	—	—	—	—	—		—	(141,224)	(141,224)
Exercise of stock options	—	—	—	—	1,391,466	2	2,143	—	—	2,145
Stock-based compensation expense	—	—	—	—	—	—	4,912	—	—	4,912
Balances at December 27, 2020	62,562,051	$505,638	—	$—	16,731,625	$17	$19,662	$(4,000)	$(323,041)	$(307,362)
Net loss	—	—	—	—	—	—	—	—	(153,175)	(153,175)
Stock-based compensation expense	—	—	—	—	—	—	28,897	—		28,897
Issuance of common stock related to restricted shares	—	—	—	—	15,000	—		—	—	—
Exercise of stock options	—	—	—	—	5,247,279	5	26,023	—	—	26,028
Exercise of common stock warrants	—	—	—	—	61,147	—	119	—	—	119
Issuance of preferred stock (net of issuance costs of $226)	6,669,146	108,858	—	—	—	—		—	—	—
Issuance of Class S stock for acquisition of business	—	—	1,843,493	2	—	—	30,703	—	—	30,703
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs of $33.9 million	—	—	—	—	14,950,000	15	384,677	—	—	384,692
Conversion of Series F common stock warrants, previously issued upon exercise of the Series F warrants, into an equivalent amount of common stock	—	—	—	—	235,000	—	6,580	—	—	6,580
Conversion of Class S stock in connection with the initial public offering	—	—	(1,843,493)	(2)	1,316,763	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(69,231,197)	(614,496)	—	—	69,231,197	69	614,427	—	—	614,496
Automatic exercise of Series J warrants for an equivalent amount of common stock in connection with initial public offering	—	—	—	—	1,557,686	2	16,977	—	—	16,979
Repayment of related party loan	—	—	—	—			1,159	4,000	—	5,159
Balances at December 26, 2021	—	$—	—	$—	109,345,697	$109	$1,129,224	$—	$(476,216)	$653,117
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Cash flows from operating activities:
Net loss	$(153,175)	$(141,224)	$(67,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,549	26,851	19,416
Amortization of lease acquisition	402	344	288
Amortization of loan origination fees	95	96	88
Loss on fixed asset disposal	107	891	409
Stock-based compensation	28,897	4,912	3,904
Impairment of long-lived assets	4,915	1,456	—
Deferred income tax expense	125	—	—
Change in fair value of contingent consideration	4,037	—	—
Change in fair value of preferred stock warrant liability	14,955	245	480
Changes in operating assets and liabilities:
Account receivable	(1,557)	1,296	(1,053)
Tenant improvement receivables	(11,172)	(2,928)	(431)
Inventory	(283)	211	(190)
Prepaid expenses and other current assets	(8,375)	475	(2,562)
Accounts payable	3,045	958	(1,686)
Accrued payroll and benefits	2,829	2,278	3,763
Accrued expenses	(1,555)	8,520	3,061
Gift card and loyalty liability	(498)	(946)	1,100
Deferred rent liability	17,130	6,213	4,132
Net cash used in operating activities	(64,529)	(90,352)	(37,198)
Cash flows from investing activities:
Purchase of property and equipment	(84,511)	(48,146)	(39,288)
Purchase of intangible assets	(8,264)	(8,748)	(5,403)
Acquisition, net of cash acquired	(3,340)	(791)	(4,795)
Security and landlord deposits	253	30	(323)
Lease acquisition costs	(1,686)	(750)	(659)
Net cash used in investing activities	(97,548)	(58,405)	(50,468)
Cash flows from financing activities:
Repayment on long term debt	—	(15,000)	—
Proceeds from long term debt	—	15,000	—
Proceeds from preferred stock issuance, net of issuance costs	113,811	—	148,906
Proceeds from stock option exercise	26,028	2,145	890
Proceeds from exercise of common stock warrants	119	—	—
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	384,692	—	—
Proceeds from issuance of Series F warrants in connection with the initial public offering	1,803	—	—
Proceeds from related party loan	5,158	—	—
Net cash provided by financing activities	531,611	2,145	149,796
Net (decrease) increase in cash and cash equivalents and restricted cash	369,534	(146,612)	62,130
Cash and cash equivalents and restricted cash—beginning of year	$102,765	249,377	187,247
Cash and cash equivalents and restricted cash—end of year	$472,299	$102,765	$249,377

Supplemental disclosure of cash flow:
Cash paid for interest	$—	$383	$—
Non-cash investing and financing activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$2,389	$469	$3,515
Acquisition non-cash consideration	$30,704	$—	$—
Initial liability associated with contingent consideration	$16,440	$—	$—
Conversion of redeemable convertible preferred stock to common stock in connection with public company offering	$614,496	$—	$—
Reclassification of Series F warrant liability to APIC in connection with initial public offering	$6,580	$—	$—
Reclassification of Series J warrant liability to APIC in connection with initial public offering	$16,979	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 26, 2021, the Company owned and operated 150 restaurants in 13 states and Washington, D.C. We opened 31 restaurants in fiscal year 2021.
The Company was founded in November 2006 and incorporated in the state of Delaware in October 2009 and currently is headquartered in Los Angeles, California. The Company’s operations are conducted as one operating segment and one reportable segment, as the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company’s revenue is derived from retail sales of food and beverages by company-owned restaurants.
Initial Public Offering—On November 22, 2021, the Company closed its initial public offering (“IPO”), in which it issued and sold 14,950,000 shares of its Class A common stock at a price per share of $28.00. The Company received net proceeds of approximately $384.7 million from the IPO after deducting underwriting discounts and commissions of $26.4 million and offering costs of approximately $7.5 million subject to certain cost reimbursements.

In connection with the IPO, (i) 69,231,197 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock and (ii) 1,843,493 shares of outstanding Class S stock issued in connection with our acquisition of Spyce Food Co. (“Spyce”) in September 2021 were converted into 1,316,763 shares of common stock, resulting in an aggregate of 92,754,432 outstanding shares of common stock. These shares were then reclassified into an equivalent number of shares of Class A common stock. Additionally, in connection with the IPO, warrants to purchase 1,557,686 shares of Series J Preferred Stock were automatically exercised for an equivalent number of shares of Class A common stock, and an aggregate of 13,477,303 shares of Class A common stock held by Messrs. Neman, Jammet, and Ru, our co-founders, were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement entered into with us. Furthermore, the Series F Warrants, which were exercised during fiscal year 2021, converted into 235,000 shares of Class A common stock. Finally, the Company recognized $14.3 million in other expense in the consolidated statement of operations from the change in fair value of the Series J and Series F warrants, based on the initial public offering price of $28.00 per share, less the underlying exercise price of the warrants and $5.4 million of stock-based compensation expense for options with a performance-based vesting condition satisfied at IPO.

Principles of Consolidation—The accompany consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal years 2021, 2020 and 2019 were 52-week periods that ended December 26, 2021, December 27, 2020 and December 29, 2019 In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
Management’s Use of Estimates—The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets, closed-store costs, legal liabilities, valuation of preferred stock warrant liability, valuation of contingent consideration liability valuation of the fair value of common stock, and stock-based compensation. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates, including those resulting from the impact of COVID-19.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of December 26, 2021 and December 27, 2020, were $1.1 million and $0.8 million, respectively.
Restricted Cash—The Company’s restricted cash balance relates to certificates of deposit that are collateral for letters of credit to lease agreements entered into by the Company and cash from the Spyce acquisition. See Note 6.
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying consolidated balance sheets to the total amount shown in its consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$471,971	$102,640
Restricted cash, noncurrent	328	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$472,299	$102,765
Concentrations of Risk— The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
As of December 26, 2021, December 27, 2020, and December 29, 2019, approximately 33%, 32% , and 39%, respectively, of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.
Deferred Offering Costs—Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees relating to the sale of the Company’s Class A Common Stock in the IPO, were recorded as other current assets on the consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into stockholder’s deficit as a reduction of IPO proceeds in the consolidated balance sheet.

Accounts Receivable— Accounts receivable primarily consists of receivables from the Company’s Marketplace Channel.
Inventory— Inventory, consisting primarily of food, beverages and supplies, is valued at the lower of cost first-in, first-out cost or net realizable value.
Prepaid Expenses— Prepaid expenses primarily include prepaid rent, which is expensed in the period for which it relates.

Property and Equipment—Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Property and Equipment	Useful Life
Leasehold improvements	Shorter of lease term or estimated asset life
Furniture and fixtures	5 years
Kitchen equipment	5 years
Computers and other equipment	3 years
Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and any related gain or loss is reflected in loss on disposal of property and equipment in the consolidated statement of operations. Assets to be disposed consists of primarily furniture, equipment and fixtures that were replaced in the normal course of business and are reported at the lower of their carrying amount or fair value less estimated cost to sell.
Expenditures for repairs and maintenance are charged directly to expense when incurred. The cost of assets sold, retired, or otherwise disposed of, and the related accumulated depreciation and amortization are eliminated from the accounts, and any resulting gain or loss is included in earnings.
The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants, after the restaurant construction is past the planning stage and it is considered probable that the restaurant will open. These costs are included in property and equipment and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $1.2 million, $0.2 million and $0.2 million for each of the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively. The Company capitalized internal costs related to site selection and construction activities of $2.2 million and $1.3 million for the fiscal years ended December 26, 2021 and December 27, 2020, respectively. Prior to fiscal year 2020 internal costs related to site selection and construction were not considered material for capitalization.
Business Combinations—The Company utilizes the acquisition method of accounting in any acquisitions or business combinations. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The Company generally obtains third-party valuations to assist it in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense.
Contingent Consideration—Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition (see Note 6 for further details) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of December 26, 2021 was $20.5 million.

Changes in fair value of the contingent consideration is recognized within other expense in the accompanying consolidated statement of operations.
Goodwill—Goodwill, which represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, has an indefinite life and, accordingly, is not amortized. The Company has one reporting unit. The Company tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.
The Company reviews goodwill for impairment utilizing either a qualitative assessment or a fair value test by comparing the fair value of its reporting unit with its carrying amount. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of its reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs the fair value test, the Company will compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds its reporting unit’s fair value.
Key assumptions and factors considered by the Company include, but not limited to, future projections of the business, considerations of the implied fair value of the Company based on the transaction price of the recent preferred stock issuances, and the market multiples of comparable companies.
The Company did not record any impairment charges related to the carrying amount of goodwill during the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019.
Fair value estimates are subject to change as a result of many factors, including changes in business plans, economic conditions, and the competitive environment, among others. Should actual cash flows and the Company’s future estimates vary adversely from previous estimates, the Company may be required to recognize goodwill impairment charges in future years.
Intangible Assets, net— External costs and certain internal costs, including payroll and payroll-related costs for employees, directly associated with developing computer software applications for internal use are capitalized subsequent to the preliminary stage of development. Internal-use software costs are amortized using the straight-line method over a three-year estimated useful life of the software when the project is substantially complete and ready for its intended use.
Lease Acquisition Costs—Lease acquisition costs include key money and legal and broker fees incurred to obtain a lease. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease. These costs are amortized over the respective lease terms that range from 10 to 15 years and are presented net of accumulated amortization of $1.6 million and $1.2 million as of December 26, 2021 and December 27, 2020, respectively. Amortization expense for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 was $0.4 million, $0.3 million, and $0.3 million, respectively, of which all but an insignificant amount is included in occupancy and the remainder is included in general and administrative expenses in the accompanying consolidated statements of operations.
Revenue Recognition—The Company recognizes food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through the Company’s three disaggregated revenue channels: Owned Digital Channels, In Store-Channel (Non-Digital component), and Marketplace Channel.

Owned Digital Channels encompasses the Company’s Pick-Up Channel, Native Delivery Channel, Outpost Channel, and purchases made in its In-Store Channel via digital scan-to-pay. Pick-Up Channel refers to sales to customers made for pick up at one of the Company’s restaurants through the sweetgreen website or mobile app. Native Delivery Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app. Outpost Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app to Outposts, which are the Company’s trademark offsite drop-off points at offices, residential buildings and hospitals.
In-Store Channel (Non-Digital component) refers to sales to customers who make in-store purchases in the Company’s restaurants, whether they pay by cash or credit card.

Marketplace Channel refers to sales to customers for delivery or pick-up made through third-party delivery marketplaces, including Caviar, DoorDash, Grubhub, Postmates, and Uber Eats.
Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenues.
Gift Cards
The Company sells gift cards that do not have an expiration date. Upon sale, gift cards are recorded as unearned revenue and included within gift card liability in the accompanying consolidated balance sheets. The revenues from gift cards are recognized when redeemed by customers. Because the Company does not track addresses of gift card purchasers, the relevant jurisdiction related to the requirement for escheatment, the legal obligation to remit unclaimed assets to the state, is the Company’s state of incorporation, which is Delaware. The state of Delaware requires escheatment after 5 years from issuance. The Company does not recognize breakage income because of its requirements to escheat unredeemed gift card balances.
sweetgreen Rewards
During the fiscal year ended December 26, 2021, the Company eliminated its sweetgreen rewards program. Prior to its elimination, customers accumulated loyalty rewards for digital purchases made through the Company’s Owned Digital Channels. The customer had 30 days to accumulate the necessary amount of purchases for a reward and the reward expires after 30 days. The loyalty rewards represent a material right. The Company defers revenue associated with the relative estimated standalone selling price of the loyalty points, which is estimated as the value of the loyalty reward, net of loyalty related purchases not expected to be redeemed. The Company estimates loyalty purchases that it does not expect to be redeemed based on historical company-specific data. Revenue is recognized when the reward is redeemed or expires.
Delivery
All of the Company’s locations offer a delivery option. Delivery services are fulfilled by third-party service providers whether delivery is ordered through the Company’s Native Delivery Channel or Marketplace Channel. With respect to Native Delivery sales, the Company controls the delivery services and recognizes revenue, including delivery revenue, when the delivery partner transfers food to the customer. For these sales, the Company receives payment directly from the customer at the time of sale. With respect to Marketplace Channel sales, the Company recognizes revenue, excluding delivery fees collected by the delivery partner as the Company does not control the delivery service, when control of the food is delivered to the end customer. The Company receives payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes the revenue on a gross basis.
Income Taxes—The Company is subject to federal and state income taxes. The Company uses the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of assets and liabilities. All deferred tax assets and liabilities are classified as noncurrent in the accompanying consolidated balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against the portion of deferred tax assets that the Company believes will not be realized on a more-likely-than-not basis.
With respect to uncertain tax positions, the Company recognizes in its consolidated financial statements those tax positions determined to be “more likely than not” of being sustained upon examination, based on the technical merits of the positions. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. The Company’s policy is to recognize, when applicable, interest and penalties on uncertain tax positions as part of income tax expense.
Fair Value of Financial Instruments—The fair value measurement accounting guidance creates a fair value hierarchy to prioritize the inputs used to measure fair value into three categories. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest category (observable inputs) and Level 3 is the lowest category (unobservable inputs). The three levels are defined as follows:
Level 1—Quoted prices for identical instruments in active markets.
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which significant value drivers are observable.
Level 3—Unobservable inputs for the asset or liability. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The carrying amount of accounts receivable, tenant improvement allowance receivable, other current assets, accounts payable, accrued payroll and accrued expenses approximates fair value due to the short-term maturity of these financial instruments. The fair value of loans to related parties is not readily determinable by virtue of the nature of the related parties’ relationship with the Company. The Company’s preferred stock warrant liability and contingent consideration liability is carried at fair value determined using Level 3 inputs in the fair value. See Note 3.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 3.
Impairment of Long-Lived Assets and Closed-Store Costs— Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements. Long-lived assets, including property and equipment and internally developed software, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. The Company uses a discounted cash flow model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include sales growth rates, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations, competitive factors in its various markets, inflation, sales trends and other relevant economic factors that may impact the store under evaluation.
There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events, primarily related to the impact of the COVID-19 pandemic, occurred for certain stores during the fiscal year ended December 26, 2021 that required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $4.4 million, related to certain of the Company’s stores, as well as the two stores operated by Spyce Food Co. (“Spyce”) (see Note 6 for information regarding the Company’s acquisition of Spyce). During the fiscal year ended December 27, 2020, the Company recorded non-cash impairment charges of $1.5 million related to certain of the Company’s stores.

Closed-store costs expense include non-cash restaurant charges, such as up-front expensing of the net present value of unpaid rent remaining on the life of a lease, offset by assumed sublease income. During fiscal year 2021, we closed one store operated by Spyce, which was fully impaired in a prior period. This closure resulted in closed-store costs expense of $0.5 million recorded within impairment and closed store reserve within the consolidated statement of operations.
Leases—Restaurants are located on sites leased from third parties. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease based on the terms of the lease agreement. When determining the lease term, the Company includes reasonably assured option periods.
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for rent expense is calculated initially from the date of lease commencement through the lease term. Certain lease agreements contain a free rent holiday period that generally begins on the lease commencement date and ends on the rent commencement date. During the free rent holiday period, no cash rent payments are due under the terms of the lease. In addition, certain leases contain fixed escalations throughout the lease term. Expense is recorded for both free rent holiday periods and fixed escalations on a straight-line basis over the lease term. The difference between the cash paid to the property owner and the amount recognized as rent expense on the straight-line basis is included as deferred rent liability in the accompanying consolidated balance sheet.
Certain leases contain provisions for contingent rent that require additional rental payments based upon restaurant sales volume. Contingent rent is expensed each period as the liability is incurred.
The Company receives tenant improvement allowances, generally in the form of cash, from some of the landlords of its leased properties. These tenant improvement allowances received and earned are recorded as deferred rent liability in the accompanying consolidated balance sheet and amortized on a straight-line basis as a reduction to rent expense over the applicable lease terms.
Preferred Stock Warrant Liability— In connection with entering into a prior credit facility with CNF Investments IV, LLC in December 2016, the Company issued a warrant to purchase 235,000 shares of Series F preferred stock. In connection with its Series J financing, the Company issued certain warrants to purchase Series J Preferred Stock which were exercisable for a number of shares based on the fair value of the preferred shares at time of exercise, up to a maximum of 2,000,715 shares. Both were determined to be classified as a liability on the consolidated balance sheet because the warrants are free standing financial instruments that may require the Company to transfer assets upon exercise. The liability associated with the warrants was initially recorded at fair value upon issuance date and is subsequently re-measured to fair value at each reporting date. Changes in fair value of the warrant liability are recognized within other expense, net in the accompanying consolidated statement of operations. The fair value of the warrants was estimated using a scenario-based approach, specifically the Probability Weighted Expected Return Method (“PWERM”) with two scenarios – the initial public offering (“IPO”) scenario and the Stay Private scenario. In the IPO scenario, the value of the warrant was calculated using a Black Scholes model which involves making assumptions like the underlying stock value, term, volatility and risk-free rate. The underlying value was calculated using a future waterfall based on the expected IPO date equity value which was then discounted back at a risk adjusted rate and a term was considered based on the remaining contractual life of the warrant considering that the warrants survives the IPO scenario. In the Stay Private scenario, the value of the warrants was calculated using an option pricing method (“OPM”). The OPM framework involves making assumptions for the equity value, expected time to liquidity, volatility and risk-free rate. The equity value was implied based on an independent third-party valuation such that the value for the weighted average value of most recent financing across the IPO and Stay Private scenarios equals the amount paid. The equity value implied in the Stay Private scenario was further supported using the DCF and Market approaches.

As of December 26, 2021, as a result of the Company’s IPO, any outstanding warrants were exercised and converted into common stock and the warrant liability was reclassified to APIC. The fair value of the warrants on the date of the IPO was determined based on the initial public offering price of $28.00 per share less the underlying exercise price of the warrants
Contingencies—The Company is subject to various claims, lawsuits, governmental investigations, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability (which includes litigation costs expected to be incurred) and recognizes an expense for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel.
Marketing and Public Relations—Marketing costs, which include the development and production of advertising materials and online marketing tools, are expensed in the period incurred. Marketing expense directly attributable to an individual restaurant is included within other restaurant operating costs. Marketing expense for the fiscal years ended December 26, 2021 December 27, 2020, and December 29, 2019 was $9.9 million, $10.7 million and $8.7 million, respectively, of which $7.9 million, $8.0 million and $7.3 million, respectively, is included in general and administrative expense, $1.8 million, $2.4 million and $1.1 million, respectively, is included in other restaurant operating costs and $0.2 million, $0.3 million, and $0.3 million is included in preopening costs in the accompanying consolidated statements of operations.
Restaurant operating costs—Restaurant operating costs primarily consist of food, beverage, packaging costs for to-go orders, salaries, benefits, and other expenses related to the Company’s in-store employees, maintenance and utilities at the Company’s restaurants, and leasing costs for the Company’s restaurants.
Operating Expenses— Operating expenses primarily consist of operations, finance, legal, human resources, administrative personnel, stock-based compensation, depreciation and amortization of assets, and pre-opening costs. Pre-opening costs primarily consist of rent, wages, travel for training and store opening teams, food and other restaurant costs that the Company incurs prior to the opening of a restaurant. These costs are expensed as incurred.
Stock-Based Compensation—The Company recognizes compensation expense resulting from stock-based payments over the period for which the requisite services are provided. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to estimate the fair value of the incentive stock options at the measurement date. Grant date is deemed to be the appropriate measurement date for stock options issued to employees and nonemployees. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.
For all stock options granted, the Company calculated the expected term using the simplified method for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. The Company’s common stock has not been publicly traded over the full expected term, and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

The grant date fair value of restricted stock units (“RSUs”) is estimated based on the fair value of the Company’s common stock on the date of grant. Prior to the Company’s IPO in November 2021, RSUs granted by the Company vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. The liquidity event-related performance vesting condition was achieved upon the consummation of the Company's IPO. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method. Since the Company’s IPO in November 2021, the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.

The Company has granted founder performance-based restricted stock units (“founder PSUs”) that contain a market condition in the form of future stock price targets. The grant date fair value of the founder PSUs was determined using a Monte Carlo simulation model and the Company estimates the derived service period of the founder PSUs. The grant date fair value of founder PSUs containing a market condition is recorded as stock-based compensation over the derived service period using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, any unrecognized compensation expenses related to the founder PSUs will be expensed during the period the stock price targets are achieved. Provided that each founder continues to be employed by the Company, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved.

Prior to the Company’s IPO, it determined that the Option Pricing Method (“OPM”) was the most appropriate method for determining the fair value of its common stock. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the common stock are inferred by analyzing these options.
Interest Income—Interest income consists of interest earned on cash and cash equivalents.
Interest Expense—Interest expense includes mainly the interest incurred on outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees. Debt origination fees are amortized on a straight-line basis over the commitment period.
Net Loss Per Share—The Company calculated basic and diluted net loss per share attributable to common stockholders using the two-class method required for companies with participating securities. The Company considers its previously outstanding preferred stock to be participating securities as the holders are entitled to receive non-cumulative dividends on a pari passu basis in the event that a dividend is paid on common stock.
Under the two-class method, basic net loss per share available to common shareholders was calculated by dividing the net loss available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Prior to the IPO, the net loss available to common shareholders was not allocated to the preferred stock as the holders of preferred stock did not have a contractual obligation to share in losses.

Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, preferred stock and stock options to purchase common stock were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common shareholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share available to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019.

Upon completion of the Company's IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 69,231,197 shares of common stock (which was then reclassified into Class A common stock) and their carrying amount reclassified into stockholders' (deficit) equity. As of December 26, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the

Company’s net losses. Prior to the IPO, there were no shares of Class A or Class B common stock issued and outstanding.
Employee Benefit Plan— The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company matches 50% of an eligible employee’s contribution up to 3% of wages. An employee becomes eligible once the individual has worked at the Company for 6 months, has worked 500 or more hours, and is 21 years or older. For the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 the matching contribution was $1.2 million, $1.1 million, and $0.7 million, respectively.
Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”), which provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning as of its date of effectiveness, March 12, 2020. The guidance is temporary and can be applied through December 31, 2022. The Company adopted the ASU 2020-04 as of December 29, 2020 and the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies various aspects related to the accounting for income taxes. ASU 2010-12 removes certain exceptions to the general principles of ASC 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted the ASU 2019-12 as of December 26, 2021 and the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)”: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Prior to the adoption of ASU 2018-15, the Company capitalized implementation costs incurred during the application development phase of cloud computing arrangements to leasehold improvements, property and equipment, net on the Company’s consolidated balance sheets and have recognized expense over the useful life of the related asset within depreciation and amortization on the Company’s consolidated statements of income. Subsequent to the adoption of ASU 2018-15, the Company will capitalize such costs within prepaid expenses and other current assets or other assets on the Company’s consolidated balance sheets and will recognize expense within general and administrative expenses or other operating costs on the Company’s consolidated statements of income, consistent with the where the expense associated with the hosting element of the arrangement are presented. The Company adopted the ASU 2020-04 as of December 26, 2021 and the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of its financials to those of other public companies more difficult.
In February 2016, the FASB issued ASU No. 2016-02, Leases. This update requires lessees to recognize in the consolidated balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized in the consolidated balance sheet—the new ASU will require both types of leases to be recognized by a lessee in the consolidated balance sheet. In June 2020, the FASB issued ASU No. 2020-05 which delayed the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted. The Company plans on electing the optional transition method to apply the standard as of the effective date and therefore, will not apply the standard to the comparative periods presented in its financial statements. While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize in the consolidated balance sheets all operating leases with lease terms greater than 12 months. It is expected that this ASU will have a material impact on the Company’s consolidated balance sheet as it will record assets and obligations related to approximately 150 restaurant operating and corporate office leases. The Company does not expect a material impact on its consolidated statement of operations or consolidated statement of cash flows. Additionally, the Company is in the process of evaluating the expanded disclosure requirements related to this ASU.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 provide amended guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. Expanded disclosures related to the methods used to estimate the losses are also required. The standard is effective for fiscal years beginning after December 15, 2022. The application of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
2.REVENUE RECOGNITION
Nature of products and services
The Company has one revenue stream. See Note 1 for a description of the revenue recognition policies.
The following table presents the Company’s revenue for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 disaggregated by significant revenue channel:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020	December 29, 2019
Owned Digital Channels	$156,513	$124,271	$117,679
In-Store Channel (Non-Digital component)	110,850	55,669	137,009
Marketplace Channel	72,511	40,675	19,463
Total Revenue	$339,874	$220,615	$274,151
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying consolidated balance sheet was as follows:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Gift Card Liability	$1,839	$1,394

Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Revenue recognized from gift card liability balance at the beginning of the year	$244	$294	$281
sweetgreen Rewards
Changes in sweetgreen Rewards liability included in gift card and loyalty liability within the accompanying consolidated balance sheet was as follows:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
sweetgreen Rewards liability, beginning balance	$943	$1,950
Revenue deferred	1,701	6,504
Revenue recognized	(2,644)	(7,511)
sweetgreen Rewards liability, ending balance	$—	$943
All the loyalty liability outstanding at the beginning of each year presented was recognized during each respective year. All rewards revenue related to performance obligations were satisfied as of December 26, 2021.
3.FAIR VALUE
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of December 26, 2021				Fair Value Measurements as of December 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$20,477	—	—	20,477	$—	—	—	—
Preferred stock warrant liability	$—	—	—	—	$1,848	—	—	1,848
Total	$20,477	$—	$—	$20,477	$1,848	$—	$—	$1,848

The fair value of the contingent consideration and preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy Upon IPO, the Series J Warrants auto-exercised for Class A common stock and the shares of Series F common stock previously issued upon exercise of the Series F warrant converted into Class A common stock. There were no warrants outstanding following the IPO. See Note 10.
Contingent Consideration

In connection with the acquisition of Spyce, the former equityholders of Spyce may receive up to 714,285 additional shares of Class A Common Stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s IPO (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. See Note 6. Additionally, the former equityholders of Spyce may receive true-up payments in cash as follows: if (i) as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce the delta between the Reference Price and the VWAP price for the upfront portion of the purchase price and (ii) as of the date of the achievement of any of the three milestones, the VWAP as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce the delta between the Reference Price and the VWAP price for the contingent consideration associated with such milestone. The contingent consideration was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit adjusted discount rate, equity volatility, risk-free rate and the probability of milestone targets required for issuance of shares under the contingent consideration will be achieved.
Preferred Stock Warrant Liability

Upon the Company’s IPO, the Series J Warrants auto-exercised for Class A common stock and the shares of Series F common stock previously issued upon exercise of the Series F warrant converted into Class A common stock. There were no warrants outstanding following the Company’s IPO. See Note 10. The fair value of the Series J and Series F warrant liability was calculated at the IPO price of $28.00 per share, less the exercise price of each respective warrant, multiplied by the number of warrants exercised. The following represents the Company’s assessment of Series F warrants as of December 27, 2020 and December 29, 2019.

The Company used the Black-Scholes option pricing model and the option pricing model across IPO and Stay Private scenarios, which incorporates assumptions and estimates, to value the preferred stock warrants. Additionally, because the preferred stock has certain conversion features, the fair value of the related preferred stock warrants is re-measured to fair value on a periodic basis and any changes to the preferred stock warrant liability are recorded in the consolidated statement of operations in the related period.

Input	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Risk-free interest rate	0.2% - 0.51%	1.67%
Expected term	3.0 - 6.0	4.0
Expected volatility	44.2% - 49.0%	50.0%
Dividend yield	0%	0%
Risk-Free Interest Rate—The yield on actively traded noninflationary indexed U.S Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate (Stay Private Scenario- 0.2% and IPO Scenario – 0.51%).
Expected Term—The expected term for preferred stock warrants is equal to the remaining contractual life of the warrants in the IPO scenario (5.97 years) considering the warrants survive the IPO event and the expected time to liquidity in the Stay Private scenario (3.00 years).
Expected Volatility—There is no substantive share price history to calculate volatility and, as such, the Company has elected to use an approximation based on the volatility of other comparable public companies, which compete directly with the Company, over the expected term of the options (IPO Scenario – 44.2% and Stay Private Scenario – 49.0%).
Dividend Yield—The Company has not issued regular dividends on common shares in the past nor does the Company expect to issue dividends in the future. As such, the dividend yield has been estimated to be zero.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration and preferred stock warrant liability, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent consideration and Preferred Stock Warrant Liability
Balance—December 29, 2019	$1,603
Change in fair value	245
Balance—December 27, 2020	$1,848
Addition of Series J Warrant	4,953
Addition of contingent consideration	16,440
Change in fair value	18,992
Conversion of Series J warrants and Series F warrants to common stock	(21,756)
Balance—December 26, 2021	$20,477
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the fiscal years ended December 26, 2021 and December 27, 2020, reflecting certain property and equipment for which an impairment loss was recognized during the corresponding periods, see Note 1:

		Fair Value Measurements at December 26, 2021			Fiscal Year Ended December 26, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$4,415

		Fair Value Measurements at December 27, 2020			Fiscal Year Ended December 27, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$2,619	$—	$—	$2,619	$1,456
The fair value of the related property and equipment as of December 26, 2021 was determined to be $0 and represents a Level 3 fair value measurement. The Company did not have any non-financial instruments measured at fair value, on a nonrecurring basis for the fiscal year ended December 29, 2019.
4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-

line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Furniture and fixtures	$26,168	$17,130
Computers and other equipment	22,890	15,981
Kitchen equipment	47,911	36,366
Leasehold improvements	167,362	119,925
Assets not yet placed in service	21,981	15,653
Total property and equipment	286,312	205,055
Less: accumulated depreciation	(105,646)	(77,844)
Property and equipment - net	$180,666	$127,211
Depreciation expense for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 was $29.2 million, $23.6 million, and $18.1 million, respectively.
Loss on asset disposals for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019, was $0.1 million, $0.9 million, and $0.4 million, respectively.
As of December 26, 2021, the Company had thirteen facilities under construction due to open during 2022. Depreciation commences after a store opens and the related assets are placed in service.
Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $4.4 million and $1.5 million for the fiscal years ended December 26, 2021 and December 27, 2020. See Note 1.
5.GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the changes in the Company’s Goodwill balance:

(dollar amounts in thousands)
Balance—December 29, 2019	$6,275
Additions to goodwill in 2020	—
Balance—December 27, 2020	6,275
Additions to goodwill in 2021	29,695
Balance—December 26, 2021	$35,970
The change in the goodwill balance from December 27, 2020 is attributable to the Company’s acquisition of Spyce. See Note 6.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Internal use software	$26,122	$17,894
Developed technology	20,050	—
Total intangible assets	46,172	17,894
Accumulated amortization	(13,304)	(6,952)
Total	$32,868	$10,942

Developed technology was recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful lives of developed technology is 5 years. As of December 26, 2021, developed technology has not been placed into service. See Note 6.
Amortization expense for internal software was $6.4 million, $3.2 million and $1.3 million for the fiscal years ended 2021, 2020 and 2019, respectively. Estimated amortization of internal software for each of the next five years is as follows:

(dollar amounts in thousands)
2022	$7,045
2023	4,212
2024	1,561
2025	—
2026	—
6.BUSINESS ACQUISITION

On September 7, 2021, the Company closed its acquisition of Spyce, a Boston-based restaurant company powered by automation technology. The Company acquired 100% of the stock of Spyce via a merger. The purpose of the acquisition is to allow the Company to serve its food with even better quality, consistency and efficiency in its restaurants via automation. Pursuant to the merger agreement, upon closing of the acquisition, the Company issued 1,843,493 shares of Class S stock (the “Class S Shares”) worth approximately $37.5 million, of which $6.8 million is considered post-business combination compensation expense, see Note 12 for details, and subject to certain vesting requirements of certain Spyce employees. In connection with the Company’s IPO, the Class S Shares converted into 1,316,763 shares of common stock pursuant to a formula based on the Reference Price, which such shares were then reclassified into shares of Class A common stock. Additionally, the Company paid off approximately $3.5 million of certain indebtedness and transaction expenses of Spyce. Furthermore, the former equityholders of Spyce may receive up to an aggregate of 714,285 additional shares of Class A Common Stock contingent on the achievement of certain performance milestones between the closing date and June 30, 2026. See Note 3. The acquisition of Spyce was not significant pursuant to Rule 3-05 of Regulation S-X.

The following allocation of the purchase price and the estimated transaction costs is preliminary due to the finalization of taxes and is based on information available to the Company’s management at the time the consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes may be material (in thousands):

Fair value of assets acquired	As of September 7, 2021
Restricted cash	203
Property and equipment, net	707
Other assets	660
Developed technology	20,050
Goodwill	29,695
Total assets acquired	$51,315

Fair value of liabilities assumed
Other liabilities	628
Total liabilities assumed	$628
Total identifiable net assets	$50,687

Fair value of consideration
Cash consideration, net of cash acquired	2,762
Closing third party expenses	781
Equity consideration	30,704
Contingent equity consideration	16,440
Total consideration	$50,687

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value of the intangibles assets was determined using a cost approach, which were based on the Company’s best estimate of recreating the developed technology acquired as part of the transaction. This includes estimates related to opportunity costs, developers profit, weighted average weight of return, and projected overhead. Use of different estimates and judgments could yield materially different results.

The Company’s consolidated financial statements for the fiscal year ended December 26, 2021 reflect results of operations of the newly acquired business from September 7, 2021 to December 26, 2021. The Company accounted for this acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations. The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing restaurants and the workforce of Spyce. Transaction costs related to this acquisition amounted to $1.8 million during the fiscal year ended December 26, 2021 and are included in general and administrative expense within the Company’s consolidated financial statement of operations. For tax purposes the acquisition was treated as a stock purchase, and as such any goodwill or other intangible assets recorded as a result of this transaction are not deductible for tax purposes.

Supplemental Pro Forma Information (unaudited)

Spyce revenue and loss from operations for the fiscal year December 26, 2021 since acquisition on September 7, 2021 were not material. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition occurred on December 31, 2018.

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Revenue	$340,807	$220,651	$275,132
Net loss attributable to Sweetgreen, Inc.	$(156,050)	$(147,777)	$(76,256)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of December 31, 2018, nor are they indicative of results of operations that may occur in the future.
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Rent deferrals	$2,547	$5,129
Accrued general and sales tax	3,115	2,188
Accrued delivery fee	778	4,596
Accrued settlements and legal fees	2,156	1,868
Other accrued expenses	7,742	4,112
Total accrued expenses	$16,338	$17,893
8.DEBT
Credit Facility—On December 6, 2017, the Company entered into a revolving credit and security agreement (the “2017 Revolving Facility”) with EagleBank, with an original maturity date of June 19, 2020, which was extended via amendment to December 18, 2020. The 2017 Revolving Facility allowed the Company to borrow up to $15.0 million in the aggregate principal amount. On December 14, 2020, the Company refinanced the 2017 Revolving Facility with EagleBank (as refinanced, the “2020 Credit Facility”). The 2020 Credit Facility allows the Company to borrow (i) up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility, which expired on December 14, 2021, and which was never drawn on. The 2020 Credit Facility was amended upon IPO to, among other things, exclude acquired Spyce intellectual property and assets from the EagleBank collateral package, permit the Company’s dual-class capital structure, and enhance the Company’s ability to make acquisitions, pursue stock repurchases, and incur indebtedness. Under the 2020 Credit Facility, the refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if the Company incurs any convertible debt or unsecured indebtedness that are permitted by the 2020 Credit Facility, then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness, as applicable.

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. Under the 2017 Revolving Facility, interest accrued on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%. As of December 26, 2021 and December 27, 2020, the Company had no outstanding balance under the 2020 Credit Facility or 2017 Revolving Facility, as applicable.

Under the 2017 Revolving Facility the Company was required to maintain liquid assets, consisting of unencumbered cash or marketable securities, of not less than the greater of (i) $10.0 million and (ii) the outstanding balance of the revolving facility. In addition, the Company was required to maintain net working capital in an amount equal to or in excess of the outstanding loan balance. For the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of December 26, 2021 and December 27, 2020.
The obligations under the 2020 Credit Facility are guaranteed by the Company’s existing and future material subsidiaries and secured by substantially all of the Company’s and subsidiaries guarantor’s assets. The agreement also restricts the Company’s ability, and the ability of the Company’s subsidiary guarantors, to, among other things, incur liens; incur additional indebtedness; transfer or dispose of assets; make acquisitions, change the nature of the business; guarantee obligations; pay dividends to shareholders or repurchase stock; and make advances, loans, or other investments. The agreement contains customary events of default, including, without limitation, failure to pay the outstanding loans or accrued interest on the due date.
The Company had unamortized loan origination fees of $0.1 million and $0.2 million as of December 26, 2021 and December 27, 2020, respectively, which is included within the accompanying consolidated balance sheet in other current assets. The Company recognized $0.1 million of interest expense in both fiscal years 2021 and 2020 , respectively, related to the amortization of loan origination fees.
9.LEASES
The Company leases restaurants and corporate office space under operating leases that expire on various dates through July 2033. Lease terms for restaurants generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years. Typically, the lease includes rent escalations, which are expensed on a straight-line basis over the expected lease term.
The table below outlines the components of rent expense for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019:

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Base rent	$31,901	$30,248	$24,380
Contingent rent	696	367	648
Pre-opening rent	3,098	1,829	2,686
Less: sublease income	(247)	(493)	—
Net rent	$35,448	$31,951	$27,714
Future minimum lease payments required under existing lease obligations as of December 26, 2021 are as follows:

(dollar amounts in thousands)
2022	$42,513
2023	45,795
2024	45,669
2025	44,967
2026	43,467
Thereafter	162,818
Total	$385,229

Rent expense for the fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 was $35.4 million, $32.0 million and $27.7 million, respectively, of which $29.8 million, $27.7 million and $23.0 million, respectively, is included in occupancy, $2.5 million, $2.4 million and $2.0 million, respectively, is included in general and administrative expenses and $3.1 million, $1.8 million and $2.7 million, respectively, is included in pre-opening costs in the accompanying consolidated statements of operations.
In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended December 27, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent deferrals are recorded as part of accrued expenses and the rent abatements are accounted for as variable lease payments. The recognition of rent abatements did not have a material impact on the Company’s consolidated financial statements as of December 26, 2021. The Company did record $2.5 million and $5.1 million of rent deferrals within accrued expenses as of December 26, 2021 and December 27, 2020, see Note 7.
10.COMMON STOCK

In November 2021 in connection with the IPO, the Company implemented a dual class common stock structure pursuant to which all the then-outstanding shares of its common stock were reclassified as Class A common stock and a new class of Class B common stock was authorized. In connection with the IPO, an aggregate of 13,477,303 shares of Class A common stock held by the Company’s founders were exchanged for an equivalent number of Class B common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to 10 votes per share. The Class A and Class B common stock have the same dividend and liquidation rights. Any founder’s shares of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon either the (i) the sale or transfer of such share of Class B common stock (except for certain permitted transfers described in the Company’s amended and restated certificate of incorporation, including transfers for tax and estate planning purposes or to any other founder or any affiliate of any founder) or (ii) the one-year anniversary of the death or permanent disability of such founder.

Additionally, all outstanding shares of the Company’s Class B common stock will convert automatically into shares of the Company’s Class A common stock on the final conversion date, defined as the earlier of (i) the nine-month anniversary of the death or permanent disability of the last of the founders; (ii) the last trading day of the fiscal year during which the 10th anniversary of the effectiveness of the registration statement for the Company’s IPO occurs, and (iii) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock; provided, however, that the final conversion date may be extended by the affirmative vote of the holders of the majority of the voting power of the then-outstanding shares of Class A common stock not held by a founder or an affiliate or permitted transferee of a founder and entitled to vote generally in the election of directors, voting together as a single class.

Class A and Class B common stock are collectively referred to as “common stock” throughout the notes to the consolidated financial statements, unless otherwise noted.

In connection with the IPO, (i) 69,231,197 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock and (ii) 1,843,493 shares of outstanding Class S stock issued in connection with our acquisition of Spyce in September 2021 were converted into 1,316,763 shares of common stock, resulting in an aggregate of 92,754,432 outstanding shares of common stock. These shares were then reclassified into an equivalent number of shares of Class A common stock Additionally, in connection with the IPO, warrants to purchase 1,557,686 shares of Series J Preferred Stock were automatically exercised for an equivalent number of shares of Class A common stock, and an aggregate of 13,477,303 shares of Class A common stock held by Messrs. Neman, Jammet, and Ru were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement entered into with us. In the IPO, the Company issued and sold 14,950,000 shares of common stock at a price to the public of $28.00 per share, resulting in net proceeds of $384.7 million after deducting underwriting discounts and commissions and offering expenses.

As of December 26, 2021 and December 27, 2020, the Company had reserved shares of common stock for issuance in connection with the following:

	December 26, 2021	December 27, 2020
Conversion of outstanding shares of preferred stock	—	62,562,051
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,773,414	14,612,730
Shares reserved for achievement of Spyce milestones	714,285	—
Shares reserved for employee stock purchase plan	3,000,000	—
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	9,013,854	—
Series F preferred stock warrant	—	235,000
Common stock warrants	—	69,333
Shares available for future issuance under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	12,159,177	358,410
Total reserved shares of common stock	38,660,730	77,837,524
11.PREFERRED STOCK
From January 2021 to February 2021, the Company completed the closing of the sale of an aggregate of 6,669,146 shares of its Series J Preferred Stock at a purchase price of $17.10 per share for proceeds of $114.0 million, net of issuance costs of $0.3 million (the “Series J Financing”). In connection with the Series J Financing, the Company issued certain warrants to purchase shares of the Series J Preferred Stock to the purchasers in the Series J Financing (collectively, the “Series J Warrants”). The Series J Warrants were exercisable for a number of shares based on the fair market value of the Series J Preferred Stock at the time of exercise, up to a maximum of 2,000,715 shares of Series J Preferred Stock (as adjusted for any stock split, stock dividend, combination, or other recapitalization or reclassification) in the aggregate.

Additionally, in connection with entering into a prior credit facility with CNF Investments IV, LLC in December 2016, the Company issued a warrant to purchase 235,000 shares of Series F preferred stock (the “Series F Warrants”). Both the Series J Warrants and Series F Warrants were determined to be classified as a liability on the consolidated balance sheet because the warrants are free standing financial instruments that may require the Company to transfer assets upon exercise.

The liability associated with the warrants is initially recorded at fair value upon issuance date and is subsequently re-measured to fair value at each reporting date. The proceeds from the Series J Financing were allocated using the with-and-without method, in which a portion of the proceeds equal to the fair value of the Series J Warrants were allocated to the warrants first, and the remaining proceeds, net of issuance cost, were allocated to the Series J Preferred Stock on a residual basis. The initial fair value of the liability for the Series J Warrants was $4.95 million and remaining proceeds, net of issuance cost, was recorded as an increase to preferred stock on the consolidated statements of preferred stock and stockholders’ deficit.

Changes in fair value of the warrant liability are recognized within other expense, net in the accompanying consolidated statement of operations. The fair value of the warrants is estimated using a scenario-based approach, specifically the Probability Weighted Expected Return Method (“PWERM”) with two scenarios – the initial public offering (“IPO”) scenario and the Stay Private scenario. In the IPO scenario, the value of the warrant was calculated using a Black Scholes model which involves making assumptions like the underlying stock value, term, volatility and risk-free rate. The underlying value was calculated using a future waterfall based on the expected IPO date equity value which was then discounted back at a risk adjusted rate and a term was considered based on the remaining contractual life of the warrant considering that the warrants survives the IPO scenario. In the Stay Private scenario, the value of the warrants was calculated using an option pricing method (“OPM”). The OPM framework involves making assumptions for the equity value, expected time to liquidity, volatility and risk-free rate. The equity value was implied based on an independent third-party valuation such that the value for the weighted average value of most recent financing across the IPO and Stay Private scenarios equals the amount paid. The equity value implied in the Stay Private scenario was further supported using the DCF and Market approaches.

Upon IPO, the fair value of the Series J and Series F warrant liability was calculated as the IPO price of $28.00 per share, less the exercise price of each respective warrant, multiplied by the number of warrants exercised. The value of the warrant liability was then reclassified into APIC.
In connection with the IPO, all shares of the Company’s outstanding preferred stock automatically converted into 69,231,197 shares of common stock, which were subsequently reclassified as Class A common stock. Additionally, the Series J Warrants were automatically exercised upon IPO for 1,557,686 shares of Class A common stock and the Series F Warrants were exercised during fiscal year 2021 and converted into 235,000 shares of Class A common stock in connection with the IPO.
The following table presents the Company’s authorized and outstanding preferred stock as of December 27, 2020:

(dollar amounts in thousands except per share amounts)	Preferred Shares Authorized	Preferred Shares Issued and Outstanding	Issuance Price Per Share	Liquidation Preference	Carrying Value
Series A	5,340,351	5,340,351	$0.8500	$4,539	$4,539
Series B	3,831,756	3,831,756	$1.4314	$5,485	$5,481
Series C	3,875,935	3,875,935	$2.0094	$7,788	$7,513
Series D	8,345,723	8,345,723	$2.6900	$25,980	$22,187
Series E	4,729,065	4,729,065	$4.0700	$20,486	$19,105
Series F	4,798,223	4,563,223	$7.6700	$35,000	$34,842
Series G	7,766,650	7,766,650	$9.0000	$69,900	$69,577
Series H	15,337,423	15,337,423	$13.0400	$200,000	$193,488
Series I	8,771,925	8,771,925	$17.1000	$150,000	$148,906

12.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), RSUs, including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) and the Spyce Plan (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the aware is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The total number of shares available for grant as of December 26, 2021, was 12,159,177. Options granted in the fiscal year ended December 26, 2021 and prior generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

The Company issues shares of Class A common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2021 Plan. The 2021 Plan is administered by the board of directors, or a duly authorized committee of the Company’s board of directors.

2009 Stock Plan and 2019 Equity Incentive Plan

Prior to the Company’s IPO, the Company granted stock options, RSUs and performance-based restricted stock awards (“PSUs”) to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2009 Stock Plan and 2019 Equity Incentive Plan (collectively, the “Prior Stock Plans”). Awards permitted to be granted under the Prior Stock Plans include incentive stock options to the Company’s employees and non-qualified stock options to the Company’s employees and non-employees, as well as stock appreciation rights, restricted stock awards, RSUs (including PSUs), and other forms of stock awards to the Company’s employees, directors and consultants and any of the Company’s affiliated employees and consultants. Options granted in the fiscal year ended December 26, 2021 generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Equity Incentive Plan is effective; however, awards outstanding under the Prior Stock Plans will continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. See Note 6. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the fiscal year ended December 26, 2021, the Company recognized stock-based compensation expense of $1.0 million, related to the vested portion of such shares.

2021 Employee Stock Purchase Plan
In conjunction with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning January 1, 2023, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

As of December 26, 2021, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
Stock Options

Prior to the Company’s IPO, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Prior Stock Plans, and subsequent to its IPO, under the 2021 Plan. In addition, as part of the acquisition of Spyce, see Note 6 for further details, the Company assumed certain options to purchase shares of common stock issued pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan (the “Spyce Plan”), which, following such assumption, are exercisable for 96,151 shares of the Company’s Class A common stock with a weighted average exercise price of $8.95. The portion of the assumed options under the Spyce plan related to vesting prior to the closing date of the acquisition is included in the fair value of the equity consideration transferred in the acquisition when measuring goodwill. The portion of the assumed options under the Spyce plan that vest after the closing date of the acquisition will be recognized as compensation expense as the assumed options vest.
Certain amounts for employee stock option disclosures in prior years were reclassified to conform with current year presentation. The following table summarizes the Company’s stock option activity for fiscal years ended December 26, 2021 and December 27, 2020 , including options assumed pursuant to the Spyce Plan, as described above:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2019	14,675,289	$4.34	6.59	$50,435
Options granted	2,227,060	5.42
Options exercised	(1,391,466)	4.87
Options forfeited	(816,836)	5.88
Options expired	(81,317)	3.44
Balance—December 27, 2020	14,612,730	$4.27	6.34	$15,204
Options assumed	85,757	8.95
Options granted	5,133,504	11.20
Options exercised	(5,247,279)	4.98
Options forfeited	(723,698)	7.40
Options expired	(87,600)	5.43
Balance—December 26, 2021	13,773,414	6.87	7.42	$337,269
Exercisable—December 26, 2021	7,325,396	4.12	5.94	$199,532
Vested and expected to vest—December 26, 2021	13,773,414	6.87	7.42	$337,269
The weighted-average fair value of options granted in fiscal year 2021 was $7.84 and $4.47 for stock options issued to employees and non-employees, respectively. The weighted-average fair value of options granted in fiscal year 2020 was $2.08 and $2.38 for stock options issued to employees and non-employees, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the assumptions during the fiscal years ended December 26, 2021 and December 27, 2020, included in the table below. The Company has elected to account for forfeitures as they occur.

Input	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Risk-free interest rate	0.46%-1.08%	0.29%-0.83%
Expected term	5.00-6.08 years	5.09-6.39 years
Expected Volatility	41%	40.37%
Dividend yield	0%	0%
Fair Value of Common Stock—Prior to the Company’s IPO, the absence of an active market for the Company’s common stock requires the Company to estimate the fair value of its common stock. Subsequent to the Company’s IPO, its board of directors determines the fair market value of our common stock based on its closing price as reported on close of business the day immediately preceding the date of grant on the New York Stock Exchange.

Risk-Free Interest Rate—The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying options was used as the average risk-free interest rate.
Expected Term—The expected term of options granted to was determined based on management’s expectations of the options granted, which are expected to remain outstanding. The Company calculated the expected term using the simplified method for “plain vanilla” stock option awards
Expected Volatility—There is no substantive share price history to calculate volatility and, as such, the Company has elected to use an approximation based on the volatility of other comparable public companies, which compete directly with the Company, over the expected term of the options.
Dividend Yield—The Company has not issued regular dividends on common shares in the past nor does the Company expect to issue dividends in the foreseeable future. As such, the dividend yield has been estimated to be zero.
As of December 26, 2021, there was $24.7 million in unrecognized compensation expense related to unvested stock options arrangements and is expected to be recognized over a weighted average period 2.64 years.
Restricted Stock Units and Performance Stock Units

Restricted stock units

During the fiscal year ended December 26, 2021 and prior to the Company’s IPO, excluding the founder PSUs and Spyce PSUs (each as described below), the Company issued 1,980,125 RSUs to certain employees, and 50,000 RSUs to members of its board of directors, both of which vest only upon the satisfaction of both service-based and liquidity event-related performance conditions. The fair value of these RSUs was determined based on contemporaneous third-party valuations of the Company’s common stock, sales of the Company’s redeemable convertible preferred stock to outside investors in arms-length transactions (including the Company’s IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. The grant date fair value of RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the liquidity event-related performance vesting condition becomes probable of being achieved. The service-based vesting condition is generally satisfied by the award holder providing services to us, typically over a four-year period for employees and a one-year period for members of our board of directors. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of the Company’s IPO registration statement. Stock-based compensation expense for RSUs that had not met the service-based vesting condition as of December 26, 2021 will be recorded over the remaining requisite service period.

Subsequent to the Company’s IPO, the Company issued 388,668 RSUs to certain employees, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s closing stock price the business day immediately preceding the date of grant. The service period of the majority of these grants are satisfied over a two-year period with the service period of the remaining grants being satisfied over a range of 18 months to 4 years. The RSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The following table summarizes the Company’s RSU activity for fiscal years ended December 26, 2021 and December 27, 2020:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 27, 2020	—	$—
Granted	2,418,793	24.20
Released	(15,000)	23.00
Forfeited, cancelled, or expired	(11,367)	29.51
Balance—December. 26, 2021	2,392,426	$24.18

As of December 26, 2021, unrecognized compensation expense related to RSUs was $52.3 million and is expected to be recognized over a weighted average period of 1.87 years. The fair value of shares earned as of the vesting date during the fiscal year ended December 26, 2021 was $0.4 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. The founder PSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The founder PSUs are eligible to vest beginning on the one-year anniversary of the effective date of the registration statement of the Company’s IPO, and expire ten years after the IPO date. The founder PSUs are comprised of seven tranches that are eligible to vest based on the achievement of stock price goals, ranging from $30.0 - $75.0 per share, measured over a consecutive 90-calendar day trailing trading period during the performance period as set forth below.

	Company Stock Price Target	Number of PSUs Eligible to Vest
1	$30.00	900,000
2	$37.50	900,000
3	$45.00	900,000
4	$52.50	900,000
5	$60.00	900,000
6	$67.50	900,000
7	$75.00	900,000

The Company estimated the grant date fair value of the founder PSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation model within a hybrid framework with two possible scenarios (IPO and Change of Control). A Monte Carlo simulation model also calculates a derived service period for each of the seven vesting tranches, which is the measure of the expected time to achieve each Company stock price target, as described above. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. An expiration term of 10 years (as defined in the grant agreements) was considered in the IPO scenario while an expiration term of 3 years was considered in the Change of Control scenario. A volatility of 52.0 percent was considered within the IPO scenario consistent with the maximum term to expiration; whereas, a common stock volatility of 90.5 percent was considered in the Change of Control scenario, which is based on the ASC 718 analysis. The weighted-average grant date fair value of the founders PSUs was $16.35 per share. The Company will recognize total stock-based compensation expense of $103.0 million over the derived service period of each tranche, which is between 1.7 to 4.4 years, using the accelerated attribution method as long as the founders satisfy the service-based vesting condition.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. The Company will recognize stock compensation expense related to each performance-based milestone target as it becomes probable of occurring, based on the stock price on the date of grant. During the fiscal year ended December 26, 2021, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs.
The following table summarizes the Company’s PSU activity for fiscal years ended December 26, 2021 and December 27, 2020:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 27, 2020	—	$—
Granted	6,621,428	15.56
Released	—	—
Forfeited, cancelled, or expired	—	—
Balance—December. 26, 2021	6,621,428	$15.56
As of December 26, 2021 unrecognized compensation expense related to PSUs was $96.7 million and is expected to recognized over a weighted average period of 2.98 years.

A summary of stock-based compensation expense recognized fiscal years ended December 26, 2021, December 27, 2020 and December 29, 2019 is as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Stock-options	$15,414	$4,912	$3,904
Restricted stock units	7,219	—	—
Performance stock units	6,264	—	—
Total stock-based compensation	$28,897	$4,912	$3,904

Included within the $15.4 million of stock-based compensation expense for stock-options during the fiscal year ended December 26, 2021, the Company recorded $5.4 million of stock-based compensation expense for options with a performance-based vesting condition that were satisfied at the closing of the IPO. Stock-based compensation expense is recorded within general and administrative expenses within the Company’s consolidated statements of operations.
13.INCOME TAXES
The Company’s entire pretax loss for the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019 was from its U.S domestic operations. For the fiscal years ended December 26, 2021 December 27, 2020 and December 29, 2019, the Company recorded an income tax expense of $0.1M, $0, and $0 respectively.

The components of the provision for income taxes for the fiscal year ended December 26, 2021 are as follows (in thousands):

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021
Current:
Federal	$—
State	22
Total Current	22
Deferred:
Federal	35
State	90
Total deferred	125
Total provision for income taxes	$147
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 26, 2021	December 27, 2020
Federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	6.9%	7.4%
Permanent differences	(3.6%)	0.1%
Change in valuation allowance	(22.9%)	(28.6%)
Other	(1.5%)	0.1%
Total	(0.1%)	—
Components of the Company’s net deferred tax (liabilities)/assets consisted of the following:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Deferred tax assets:
Net operating loss carryforward	$151,095	$100,817
Charitable contributions	349	540
Deferred rent	8,643	6,952
Stock-based compensation expense	5,371	1,173
Accrued expenses	3,110	3,072
Deferred revenue	572	444
Other	522	276
Total deferred tax assets	169,662	113,274
Valuation allowance	(126,847)	(90,465)
Total deferred tax assets, net of valuation allowance	42,815	22,809
Deferred tax (liabilities):
Depreciation and amortization differences	(33,769)	(16,198)
State deferred taxes	(9,171)	(6,611)
Total deferred tax liabilities	(42,940)	(22,809)
Net deferred tax asset (liability)	$(125)	$—

As of December 26, 2021 and December 27, 2020, Company management assessed the realizability of deferred tax assets, in order to determine the need for a valuation allowance. As of the fiscal years ended December 26, 2021 and December 27, 2020, the Company is in a net deferred tax asset position of $126.7 million and $90.5 million, respectively. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
In concluding on its evaluation, Company management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 26, 2021 and December 27, 2020, a full valuation allowance of $126.8 million and $90.5 million, respectively, has been recorded against the deferred tax assets, which represents an increase of $36.4 million year over year.
As of December 26, 2021, the Company had U.S. Federal net operating loss carryforwards of $542.7 million, of which $440.8 million may be carried forward indefinitely, and the remaining carryforwards $101.9 million expire at various dates from 2029 through 2037. As of December 26, 2021, the Company had state net operating loss carryforwards of $489.7 million, of which $55.9 million may be carried forward indefinitely, and the remaining carryforwards of $433.8 million expire at various dates from 2021 through 2040.
The future realization of the Company’s net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. The Company completed a Section 382 analysis to evaluate whether any ownership changes and related limitations impacted the Company’s ability to utilize net operating loss carryforwards or other attributes prior to their expiration dates. The Company’s existing net operating loss carryforwards and tax credits are subject to annual limitations arising from ownership changes which occurred in previous periods. Currently, the limitations imposed by Section 382 are not expected to impair the Company’s ability to fully realize its net operating losses. Future changes in the Company’s stock ownership, some of which are outside of the Company’s control, could result in an additional ownership change under Section 382 of the Code; if that occurs, the Company’s ability to utilize net operating losses could be further limited. Furthermore, the Company’s ability to utilize net operating losses of companies that we may acquire in the future may be subject to limitations under Section 382 of the Code.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions in which it operates, and therefore is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. As of December 26, 2021, tax years from 2017 to present remain open to examination under the statutes applied by the relevant taxing jurisdictions in which the Company files tax returns. Additionally, to the extent the Company utilizes tax attribute carryforwards, such as net operating losses, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities.
The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 26, 2021 and December 27, 2020, the Company had approximately $1.3 million and $0.9 million of unrecognized tax benefits, respectively. Due to the valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax provision in its financial statements, if applicable. The Company did not have any accrued interest of penalties associated with any uncertain tax positions, and no interest expense was recognized during the fiscal years ended December 26, 2021 and December 27, 2020. The following table summarizes the activity related to the Company’s gross uncertain tax positions for the fiscal years ended December 26, 2021 and December 27, 2020:

(dollar amounts in thousands)	December 26, 2021	December 27, 2020
Uncertain Tax Positions
Beginning of year balance	$907	$839
Increases related to prior year tax positions	—	68
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	426	—
Decreases related to lapsing of statute of limitations	—	—
End of year balance	1,333	907
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including provisions, among others, addressing the carryback of NOLs for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The CARES Act provides for the deferral of the employer-paid portion of social security payroll taxes. The Company has elected to defer the employer-paid portion of social security payroll taxes through December 27, 2020, of $5.0 million, of which $2.5 million was remitted during the fiscal year 2021, and the remaining $2.5 million is required to be remitted at the end of calendar year 2022. The remaining $2.5 million is included within accrued payroll, net of current portion, within the accompanying consolidated balance sheets.

On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. The ARPA did not have a material impact on the Company’s consolidated financial statements.
14.NET LOSS PER SHARE
During the fiscal year ended December 26, 2021, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

On November 22, 2021, the Company completed its IPO, in which it issued and sold 14,950,000 shares of its Class A common stock at a price of $28.00 per share. On that date, all of the Company’s outstanding preferred stock automatically converted into 69,231,197 shares of Class A common stock. These shares were included in the Company’s issued and outstanding common stock starting on that date. Additionally, 1,843,493 shares of outstanding Class S stock issued in connection with the Company’s acquisition of Spyce in September 2021 were converted into 1,316,763 shares of Class A common stock, the Series J Warrants were automatically exercised upon IPO for 1,557,686 shares of

Class A common stock and the Series F Warrants were exercised during fiscal year 2021 and converted into 235,000 shares of Class A common stock in connection with the IPO. See Note 1.

The following table sets forth the computation of net loss per common share:

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Numerator:
Net loss	$(153,175)	$(141,224)	$(67,917)
Denominator:
Weighted-average common shares outstanding—basic and diluted	27,782,442	16,051,960	15,080,984
Earnings per share—basic and diluted	$(5.51)	$(8.80)	$(4.50)
The Company’s potentially dilutive securities, which include preferred stock and options to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020	Fiscal Year Ended December 29, 2019
Options to purchase common stock	13,773,414	14,682,063	14,744,622
Time-based vesting restricted stock units	2,392,426	62,797,051	62,797,051
Performance stock units	6,621,428	—	—
Contingently issuable stock	714,285	—	—
Total common stock equivalents	23,501,553	77,479,114	77,541,673
15.RELATED-PARTY TRANSACTIONS
As of December 27, 2020, the Company had $4.0 million in loans to its founders with a non-accruing annual interest rate of 4.0%, which were secured by a portion of the founders’ stock. During the fiscal year ended December 26, 2021, the Company’s founders repaid the $4.0 million in loans plus interest of $1.2 million in conjunction with the initial public offering, based on a non-accruing annual interest rate of 4.0%. Interest was recorded to additional-paid in capital within the consolidated financial statements.
Additionally, the Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the property leased by the Company at 3101 W. Exposition Boulevard, Los Angeles, CA 90018, for the Company’s principal corporate headquarters. For the fiscal years ended December 26, 2021 and December 27, 2020, total payments to Welcome to the Dairy, LLC, totaled $5.2 million and $2.5 million, respectively.

16.COMMITMENTS AND CONTINGENCIES
Purchase Obligations

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.

Litigation

The Company is subject to various claims, lawsuits, governmental investigations and administrative proceedings that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of any of these matters will have a material effect on the Company’s financial position, results of operations, liquidity, or capital resources. However, an increase in the number of these claims, or one or more successful claims under which the Company incurs greater liabilities than the Company currently anticipates, could materially and adversely affect the Company’s business, financial position, results of operations, and cash flows.

*    *    *    *    *    *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the definitive a proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 26, 2021.

Our written code of business conduct and ethics (the “Code of Conduct”) applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our corporate website at investor.sweetgreen.com in the Governance section under “Governance Documents.” If we make any substantive amendments to our Code of Conduct or grant any of our directors or executive officers any waiver, including any implicit waiver, from a provision of our Code of Conduct, we will disclose the nature of the amendment or waiver on our website or in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the definitive a proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 26, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding executive compensation is incorporated by reference to the definitive a proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 26, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships, related transactions and director independence is incorporated by reference from the definitive a proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 26, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is by reference to the definitive a proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 26, 2021.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-260472	4.1	11/09/2021

4.2	Description of Capital Stock					X

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 3, 2021, by and between the Registrant and certain of its stockholders.	S-1	333-260472	10.1	10/25/2021

10.2+	Sweetgreen, Inc. 2009 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.2	10/25/2021

10.3+	Sweetgreen, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.3	10/25/2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Awards Under the 2019 Equity Incentive Plan.	S-1	333-260472	10.4	10/25/2021

10.5+	Sweetgreen, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.					X

10.6+	Spyce Food Co. 2016 Stock Option and Grant Plan.	S-1	333-260472	10.6	10/25/2021

10.7+	Sweetgreen, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260472	10.7	10/25/2021

10.8+	Non-Employee Director Compensation Policy.	S-1	333-260472	10.8	10/25/2021

10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-260472	10.9	10/25/2021

10.10+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jonathan Neman.	S-1	333-260472	10.10	10/25/2021

10.11+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Chris Carr.	S-1	333-260472	10.11	10/25/2021

10.12+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jim McPhail.	S-1	333-260472	10.12	10/25/2021

10.13	Lease Agreement, dated as of May 23, 2019, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.15	10/25/2021

10.14	First Amendment to Lease Agreement, dated as of August 12, 2020, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.15	10/25/2021

10.15	First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 14, 2020, by and between the Registrant and EagleBank.	S-1	333-260472	10.15	10/25/2021

10.16	Amendment No. 1 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of September 29, 2021, by and between the Registrant and EagleBank.	S-1	333-260472	10.16	10/25/2021

10.17+	Form of Exchange Agreement by and among the Registrant, Jonathan Neman, Nicolas Jammet, Nathaniel Ru, and certain related entities.	S-1	333-260472	10.17	10/25/2021

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report are not deemed filed with the
Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.
(b) Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on March 4, 2022.

SWEETGREEN, INC.

By:	/s/ Jonathan Neman
Name:	Jonathan Neman
Title:	Chief Executive Officer

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on March 4, 2022.

SWEETGREEN, INC.

By:	/s/ Mitch Reback
Name:	Mitch Reback
Title:	Chief Financial Officer

S-2

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Neman and Mitch Reback, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Neman	Chief Executive Officer and Director	March 4, 2022
Jonathan Neman	(Principal Executive Officer)

/s/ Nicolas Jammet	Chief Concept Officer and Director	March 4, 2022
Nicolas Jammet

/s/ Nathaniel Ru	Chief Brand Officer and Director	March 4, 2022
Nathaniel Ru

/s/ Mitch Reback	Chief Financial Officer	March 4, 2022
Mitch Reback	(Principal Financial and Accounting Officer)

/s/ Neil Blumenthal	Director	March 4, 2022
Neil Blumenthal

/s/ Julie Bornstein	Director	March 4, 2022
Julie Bornstein

/s/ Cliff Burrows	Director	March 4, 2022
Cliff Burrows

/s/ Stephen M. Case	Director	March 4, 2022
Stephen M. Case

/s/ Valerie Jarrett	Director	March 4, 2022
Valerie Jarrett

/s/ Youngme Moon	Director	March 4, 2022
Youngme Moon

/s/ Bradley Singer	Director	March 4, 2022
Bradley Singer
S-3