Form 10-Q
period 2022-03-27
Sweetgreen, Inc.
filed 2022-05-06
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______
Commission file number 001-41069
SWEETGREEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1159215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3101 W. Exposition Blvd. Los Angeles, CA	90018
(Address of Principal Executive Offices)	(Zip Code)
(323) 990-7040
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SG	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant had 96,076,681 shares of Class A common stock and 13,477,303 shares of Class B common stock as of May 3, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key operating metrics;
•our expectations regarding our sales channel mix and impact on our margins and business;
•our expectations regarding the COVID-19 pandemic and the impact on our business and results of operations;
•our expectations about customer behavior trends, including following the COVID-19 pandemic;
•our goal of operating 1,000 restaurants by the end of the decade;
•our plan to diversify our store formats and to bring sweetgreen into a wider variety of neighborhoods;
•our bold vision to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect;
•potential future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•the effect of inflation on our business, including on labor rates and on our supply chain costs, as well as any future pricing actions taken in an effort to mitigate the effects of inflation; and
•our ability to effectively manage and scale our supply chain.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 26, 2021 and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

i

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. Historically, a restaurant has been considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. As a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base for the thirteen weeks ended March 28, 2021. No restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 27, 2022.

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

Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.” for more information, including the limitations of such
ii

measures, and a reconciliation of each of these measures to the most directly comparable financial measures stated in accordance with GAAP.

iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of March 27, 2022	As of December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$436,517	$471,971
Accounts receivable	3,831	2,644
Inventory	956	903
Prepaid expenses	11,357	13,763
Tenant improvement receivable	17,903	16,695
Current portion of lease acquisition costs	564	525
Other current assets	1,520	155
Total current assets	472,648	506,656
Property and equipment, net	190,605	180,666
Goodwill	35,970	35,970
Intangible assets, net	31,877	32,868
Lease acquisition costs, net	4,763	4,391
Security deposits	1,589	1,770
Restricted cash	273	328
Total assets	$737,725	$762,649
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,823	$11,197
Accrued expenses	15,184	16,338
Accrued payroll	11,815	12,093
Gift cards and loyalty liability	1,622	1,839
Current portion of deferred rent liability	6,993	6,061
Total current liabilities	49,437	47,528
Deferred rent liability, net of current portion	40,469	38,402
Accrued payroll, net of current portion	—	2,500
Contingent consideration liability	20,243	20,477
Other non-current liabilities	500	500
Deferred income tax liabilities	145	125
Total liabilities	$110,794	$109,532
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 96,034,052 and 95,868,394 Class A shares issued and outstanding as of March 27, 2022 and December 26, 2021, respectively; 300,000,000 Class B shares authorized, 13,477,303 and 13,477,303 Class B shares issued and outstanding as of March 27, 2022 and December 26, 2021, respectively	110	109
Additional paid-in capital	1,152,237	1,129,224
Accumulated deficit	(525,416)	(476,216)
Total stockholders’ equity	626,931	653,117
Total liabilities and stockholders’ equity	$737,725	$762,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended
	March 27, 2022	March 28, 2021
Revenue	$102,591	$61,392
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	27,106	17,268
Labor and related expenses	34,302	22,292
Occupancy and related expenses	14,800	10,049
Other restaurant operating costs	13,084	9,681
Total restaurant operating costs	89,292	59,290
Operating expenses:
General and administrative	49,672	23,380
Depreciation and amortization	10,677	7,847
Pre-opening costs	2,512	961
Loss on disposal of property and equipment	8	51
Total operating expenses	62,869	32,239
Loss from operations	(49,570)	(30,137)
Interest income	(168)	(112)
Interest expense	23	20
Other income	(245)	—
Net loss before income taxes	(49,180)	(30,045)
Income tax expense	20	—
Net loss	$(49,200)	$(30,045)
Earnings per share:
Net loss per share basic and diluted	$(0.45)	$(1.77)
Weighted average shares used in computing net loss per share basic and diluted	109,472,050	16,962,694
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended March 27, 2022 and March 28, 2021
	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 27, 2020	62,562,051	$505,638	16,731,625	$17	$19,662	$(4,000)	$(323,041)	$(307,362)
Net loss	—	—	—	—	—	—	(30,045)	(30,045)
Exercise of stock options	—	—	561,465	1	2,520	—	—	2,521
Stock-based compensation expense	—	—	—	—	1,224	—	—	1,224
Issuance of preferred stock (net of issuance costs of $226)	6,669,146	108,858	—	—	—	—	—	—
Balances at March 28, 2021	69,231,197	$614,496	17,293,090	$18	$23,406	$(4,000)	$(353,086)	$(333,662)

Balances at December 26, 2021	—	$—	109,345,697	$109	$1,129,224	$—	$(476,216)	$653,117
Net loss	—	—	—	—	—	—	(49,200)	(49,200)
Exercise of stock options	—	—	153,158	1	848	—	—	849
Issuance of common stock related to restricted shares	—	—	12,500	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,165	—	—	22,165
Balances at March 27, 2022	—	$—	109,511,355	$110	$1,152,237	$—	$(525,416)	$626,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen weeks ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net loss	$(49,200)	$(30,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,677	7,847
Amortization of lease acquisition	129	87
Amortization of loan origination fees	67	23
Loss on fixed asset disposal	8	51
Stock-based compensation	22,165	1,224
Deferred income tax expense	20	—
Change in fair value of contingent consideration liability	(234)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,187)	(767)
Tenant improvement receivables	(1,208)	(2,330)
Inventory	(53)	23
Prepaid expenses and other current assets	974	(147)
Accounts payable	2,239	954
Accrued payroll and benefits	(2,778)	2,267
Accrued expenses	(1,154)	1,251
Gift card and loyalty liability	(217)	(605)
Deferred rent liability	2,999	3,703
Net cash used in operating activities	(16,753)	(16,464)
Cash flows from investing activities:
Purchase of property and equipment	(18,059)	(16,581)
Purchase of intangible assets	(1,187)	(948)
Security and landlord deposits	181	77
Lease acquisition costs	(540)	(401)
Net cash used in investing activities	(19,605)	(17,853)
Cash flows from financing activities:
Proceeds from preferred stock issuance, net of issuance costs	—	113,811
Proceeds from stock option exercise	849	2,521
Deferred offering costs paid	—	(61)
Net cash provided by financing activities	849	116,271
Net (decrease) increase in cash and cash equivalents and restricted cash	(35,509)	81,954
Cash and cash equivalents and restricted cash—beginning of year	472,299	102,765
Cash and cash equivalents and restricted cash—end of period	$436,790	$184,719
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$20
Purchase of property and equipment accrued in accounts payable and accrued expenses	$2,776	$1,800
Non-cash investing and financing activities
Initial liability associated with Series J warrants	$—	$4,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 27, 2022, the Company operated 158 restaurants in 13 states and Washington, D.C. The Company had 8 Net New Restaurant Openings during the thirteen weeks ended March 27, 2022.
The Company was founded in November 2006 and incorporated in the state of Delaware in October 2009 and currently is headquartered in Los Angeles, California. The Company’s operations are conducted as one operating segment and one reportable segment, as the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company’s revenue is primarily derived from retail sales of food and beverages by company-owned restaurants.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports and should be read in conjunction with the consolidated financial statements for the year ended December 26, 2021.
Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal year 2022 is a 52-week period that ends December 25, 2022 and fiscal year 2021 was a 52-week period that ended December 26, 2021. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
Management’s Use of Estimates—The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets, legal liabilities, fair value of contingent consideration, intangible assets acquired in business combinations, goodwill and stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates, including those resulting from the impact of COVID-19.

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

The carrying amount of accounts receivable, tenant improvement allowance receivable, other current assets, accounts payable, accrued payroll and accrued expenses approximates fair value due to the short-term maturity of these financial instruments. The fair value of loans to related parties is not readily determinable by virtue of the nature of the related parties’ relationship with the Company. The Company’s contingent consideration is carried at fair value determined using Level 3 inputs in the fair value. For further details see Note 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). For further details see Note 3.

Impairment of Long-Lived Assets— Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements. Long-lived assets, including property and equipment and internally developed software, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. The Company uses a discounted cash flows model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include sales growth rates, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations, competitive factors in its various markets, inflation, sales trends and other relevant economic factors that may impact the store under evaluation.

There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events, primarily related to the impact of the COVID-19 pandemic impacting the Company’s near-term restaurant level cash flow forecasts, occurred for certain restaurants during the thirteen weeks ended March 27, 2022 and March 28, 2021 that required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company did not record any non-cash impairment charges.

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

Contingent Consideration - Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition (see Note 6 for further details) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of March 27, 2022 was $20.2 million.

Changes in fair value of the contingent consideration is recognized within other income in the accompanying condensed consolidated statement of operations.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of March 27, 2022 and December 26, 2021, were $3.5 million and $1.1 million, respectively.
Restricted Cash—The Company’s restricted cash balance relates to certificates of deposit that are collateral for letters of credit to lease agreements entered into by the Company.
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of March 27, 2022	As of December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$436,517	$471,971
Restricted cash, noncurrent	273	328
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$436,790	$472,299
Concentrations of Risk—The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
During the thirteen weeks ended March 27, 2022 and March 28, 2021, approximately 31% and 32%, respectively, of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.

Deferred Costs—Deferred costs primarily consist of capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system. These costs amount to $1.4 million as of March 27, 2022 and are recorded within other current assets in the condensed consolidated balance sheets. Prior to the Company’s initial public offering (the “IPO”), deferred costs also included direct incremental legal, consulting, accounting, and other fees relating to the sale of the Company’s Class A Common Stock which were reclassified into stockholder’s deficit as a reduction of IPO proceeds upon offering.
Recently Issued Accounting Pronouncements Not Yet Adopted—In April 2012, the JOBS Act was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of its financials to those of other public companies more difficult.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. This update requires lessees to recognize in the condensed consolidated balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized in the condensed consolidated balance sheet—the new ASU will require both types of leases to be recognized by a lessee in the condensed consolidated balance sheet. In June 2020, the FASB issued ASU No. 2020-05 which delayed the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted. The ASU will be adopted for the annual period beginning December 27, 2021, and the first presentation of the application of ASC 842, Leases, will be presented in the Company’s annual consolidated financial statements for fiscal year 2022 included within the Company’s 2022 Annual Report on Form 10-K. The Company plans on electing the optional transition method to apply the standard as of the effective date and therefore, will not apply the standard to the comparative periods presented in its financial statements. While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize in the condensed consolidated balance sheets all operating leases with lease terms greater than 12 months. It is expected that this ASU will have a material impact on the Company’s condensed consolidated balance sheet as it will record assets and obligations related to all of its operating and corporate office leases. The Company does not expect a material impact on its condensed consolidated statement of operations or condensed consolidated statement of cash flows. Additionally, the Company is in the process of evaluating the expanded disclosure requirements related to this ASU.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 provide amended guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. Expanded disclosures related to the methods used to estimate the losses are also required. The standard is effective for fiscal years beginning after December 15, 2022. The application of ASU 2018-07 is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

2.REVENUE RECOGNITION
Nature of products and services
The Company recognizes food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through the Company’s three disaggregated revenue channels: Owned Digital Channels, In Store-Channel (Non-Digital component), and Marketplace Channel.

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
Gift Cards
The Company sells gift cards that do not have an expiration date. Upon sale, gift cards are recorded as unearned revenue and included within gift card liability in the accompanying condensed consolidated balance sheets. The revenues from gift cards are recognized when redeemed by customers. Because the Company does not track addresses of gift card purchasers, the relevant jurisdiction related to the requirement for escheatment, the legal obligation to remit unclaimed assets to the state, is the Company’s state of incorporation, which is Delaware. The state of Delaware requires escheatment after 5 years from issuance. The Company does not recognize breakage income because of its requirements to escheat unredeemed gift card balances.
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
The following table presents the Company’s revenue for the thirteen weeks ended March 27, 2022 and March 28, 2021 disaggregated by significant revenue channel:

	Thirteen weeks ended
(dollar amounts in thousands)	March 27, 2022	March 28, 2021
Owned Digital Channels	$43,927	$32,628
In-Store Channel (Non-Digital component)	34,444	14,224
Marketplace Channel	24,220	14,540
Total Revenue	$102,591	$61,392
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of March 27, 2022	As of December 26, 2021
Gift Card Liability	$1,622	$1,839
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 27, 2022	March 28, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$253	$131
sweetgreen Rewards
Changes in sweetgreen Rewards liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 27, 2022	March 28, 2021
sweetgreen Rewards liability, beginning balance	$—	$943
Revenue deferred	—	1,701
Revenue recognized	—	(2,208)
sweetgreen Rewards liability, ending balance	$—	$436
All the loyalty liability outstanding at the beginning of each year presented was recognized during each respective year. All rewards revenue related to performance obligations were satisfied as of March 27, 2022.

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of March 27, 2022				Fair Value Measurements as of December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	20,243	—	—	20,243	20,477	—	—	20,477
Total	$20,243	$—	$—	$20,243	$20,477	$—	$—	$20,477

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the acquisition of Spyce Food Co., a Delaware corporation (“Spyce”) on September 7, 2021, the former equity holders of Spyce may receive up to 714,285 additional shares of Class A Common Stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s IPO (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. See Note 6. Additionally, the former equityholders of Spyce may receive true-up payments in cash as follows: if (i) as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce the delta between the Reference Price and the VWAP price for the upfront portion of the purchase price and (ii) as of the date of the achievement of any of the three milestones, the VWAP as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce the delta between the Reference Price and the VWAP price for the contingent consideration associated with such milestone. The contingent consideration was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit adjusted discount rate, equity volatility, risk-free rate and the probability of milestone targets required for issuance of shares under the contingent consideration will be achieved.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 26, 2021	$20,477
Change in fair value	(234)
Balance—March 27, 2022	$20,243

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of March 27, 2022	As of December 26, 2021
Furniture and fixtures	$28,224	$26,168
Computers and other equipment	24,675	22,890
Kitchen equipment	50,753	47,911
Leasehold improvements	177,899	167,362
Assets not yet placed in service	23,339	21,981
Total property and equipment	304,890	286,312
Less: accumulated depreciation	(114,285)	(105,646)
Property and equipment, net	$190,605	$180,666
Depreciation expense for the thirteen weeks ended March 27, 2022 and March 28, 2021, was $8.8 million and $6.5 million, respectively.

Loss on asset disposals for the thirteen weeks ended March 27, 2022 and March 28, 2021 was less than $0.1 million and $0.1 million, respectively.

As of March 27, 2022, the Company had 19 facilities under construction due to open during fiscal year 2022. As of December 26, 2021, the Company had 13 facilities under construction, of which 8 facilities opened during the first quarter of fiscal year 2022. Depreciation commences after a store opens and the related assets are placed in service.
5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirteen weeks ended March 27, 2022, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of March 27, 2022	As of December 26, 2021
Internal use software	$27,030	$26,122
Developed technology	20,050	20,050
Total intangible assets	47,080	46,172
Accumulated amortization	(15,203)	(13,304)
Intangible assets, net	$31,877	$32,868

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021.The estimated useful lives of developed technology is five years. As of March 27, 2022, developed technology has not been placed into service. See Note 6 for further details.

Amortization expense for intangible assets was $1.9 million and $1.3 million for the thirteen weeks ended March 27, 2022 and March 28, 2021, respectively.

Estimated amortization of internal use software for each of the next five years is as follows:

(dollar amounts in thousands)
2022	$5,225
2023	4,607
2024	1,968
2025	27
2026	—

6.BUSINESS ACQUISITION
On September 7, 2021, the Company closed its acquisition of Spyce, a Boston-based restaurant company powered by automation technology. The Company acquired 100% of the stock of Spyce via a merger. The purpose of the acquisition is to allow the Company to serve its food with even better quality, consistency and efficiency in its restaurants via automation. Pursuant to the merger agreement, upon closing of the acquisition, the Company issued 1,843,493 shares of Class S stock (the “Class S Shares”) worth approximately $37.5 million, of which $6.8 million is considered post-business combination compensation expense, see Note 10 for details, and subject to certain vesting requirements of certain Spyce employees. In connection with the Company’s IPO, the Class S Shares converted into 1,316,763 shares of common stock pursuant to a formula based on the Reference Price, which such shares were then reclassified into shares of Class A common stock. Additionally, the Company paid off approximately $3.5 million of certain indebtedness and transaction expenses of Spyce. Furthermore, the former equity holders of Spyce may receive up to an aggregate of 714,285 additional shares of Class A Common Stock contingent on the achievement of certain performance milestones between the closing date and June 30, 2026. See Note 3. The acquisition of Spyce was not significant pursuant to Rule 3-05 of Regulation S-X.

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

The Company’s consolidated financial statements for the thirteen weeks ended March 27, 2022 reflect results of operations of the newly acquired business. The Company accounted for this acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations. The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing restaurants and the workforce of Spyce. For tax purposes the acquisition was treated as a stock purchase, and as such any goodwill or other intangible assets recorded as a result of this transaction are not deductible for tax purposes.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition occurred on December 28, 2020.

(dollar amounts in thousands)	Thirteen Weeks Ended March 28, 2021
Revenue	$61,551
Net loss attributable to sweetgreen, inc	$(30,944)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of December 28, 2020, nor are they indicative of results of operations that may occur in the future.
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of March 27, 2022	As of December 26, 2021
Rent deferrals	$1,747	$2,547
Accrued general and sales tax	3,776	3,115
Accrued delivery fee	1,357	778
Accrued settlements and legal fess	1,354	2,156
Other accrued expenses	6,950	7,742
Total accrued expenses	$15,184	$16,338
8.DEBT
Credit Facility—On December 14, 2020, the Company refinanced its previously existing 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, the “2020 Credit Facility”). The 2020 Credit Facility allows the Company to borrow up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of March 27, 2022 and December 26, 2021, the Company had no outstanding balance under the 2020 Credit Facility.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of March 27, 2022 and December 26, 2021.

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
The Company had unamortized loan origination fees of $0.1 million and $0.1 million as of March 27, 2022 and December 26, 2021, respectively, which is included within the accompanying condensed consolidated balance sheet in other current assets. The Company recognized less than $0.1 million of interest expense for the thirteen weeks ended March 27, 2022 and March 28, 2021, related to the amortization of loan origination fees.
9.COMMON STOCK
As of March 27, 2022 and December 26, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	As of March 27, 2022	As of December 26, 2021
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,924,612	13,773,414
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	3,000,000	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	9,176,615	9,013,854
Shares available for future issuance under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	11,392,585	12,159,177
Total reserved shares of common stock	38,208,097	38,660,730
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), RSUs, including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) and the Spyce Plan (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen weeks ended March 27, 2022 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

2009 Stock Plan and 2019 Equity Incentive Plan

Prior to the Company’s IPO, the Company granted stock options, RSUs and performance-based restricted stock awards (“PSUs”) to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2009 Stock Plan and 2019 Equity Incentive Plan

(collectively, the “Prior Stock Plans”). Awards permitted to be granted under the Prior Stock Plans include incentive stock options to the Company’s employees and non-qualified stock options to the Company’s employees and non-employees, as well as stock appreciation rights, restricted stock awards, RSUs (including PSUs), and other forms of stock awards to the Company’s employees, directors and consultants and any of the Company’s affiliated employees and consultants. Options granted during the thirteen weeks ended March 27, 2022 and prior generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Equity Incentive Plan is effective; however, awards outstanding under the Prior Stock Plans will continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. See Note 6. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen weeks ended March 27, 2022, the Company recognized stock-based compensation expense of $0.8 million, related to the vested portion of such shares.

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

As of March 27, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

Certain amounts for employee stock option disclosures in prior years were reclassified to conform with current year presentation. The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 27, 2022 and March 28, 2021:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options granted	369,274	25.39
Options exercised	(153,158)	5.45
Options forfeited	(53,721)	9.99
Options expired	(11,197)	6.07
Balance—March 27, 2022	13,924,612	$7.37	7.31	$348,686

Exercisable—March 27, 2022	8,642,689	$5.07	6.31	$236,185

Vested and expected to vest—March 27, 2022	13,924,612	$7.37	7.31	$348,686

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 27, 2020	14,612,730	$4.27	6.34	$15,204
Options granted	—	—
Options exercised	(561,465)	4.49
Options forfeited	(117,673)	5.64
Options expired	(61,498)	5.88
Balance—March 28, 2021	13,872,094	$4.24	6.29	$14,627

Exercisable—March 28, 2021	5,044,682	$4.80	4.80	$11,607

Vested and expected to vest—March 28, 2021	13,872,094	$4.24	6.29	$14,627
The weighted-average fair value of options granted during the thirteen weeks ended March 27, 2022, was $11.16 for stock options issued. There were no options granted during the thirteen weeks ended March 28, 2021.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of March 27, 2022, there was $26.5 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.45 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirteen weeks ended March 27, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 26, 2021	2,392,426	$24.18
Granted	235,972	25.70
Released	(12,500)	23.00
Forfeited, cancelled, or expired	(60,711)	29.22
Balance—March 27, 2022	2,555,187	$24.21

There were no RSUs granted during the thirteen weeks ended March 28, 2021.

As of March 27, 2022, unrecognized compensation expense related to RSUs was $53.3 million and is expected to be recognized over a weighted average period of 1.74 years. The fair value of shares released as of the vesting date during the thirteen weeks ended March 27, 2022 was $0.4 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirteen weeks ended March 27, 2022, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs. Unrecognized compensation expense related to the Spyce PSUs was $9.8 million, which will be expensed if the performance-based milestones targets become probable of being met.

There were no additional PSU grants during the thirteen weeks ended March 27, 2022.

As of March 27, 2022 unrecognized compensation expense related to the founder PSUs was $87.7 million and is expected to recognized over a weighted average period of 2.73 years.

A summary of stock-based compensation expense recognized during the thirteen weeks ended March 27, 2022 and March 28, 2021 is as follows:

(dollar amounts in thousands)	March 27, 2022	March 28, 2021
Stock-options	$2,532	$1,224
Restricted stock units	10,584	—
Performance stock units	9,049	—
Total stock-based compensation	$22,165	$1,224

11.INCOME TAXES
The Company’s entire pretax loss for the thirteen weeks ended March 27, 2022 and March 28, 2021 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen weeks ended March 27, 2022 and March 28, 2021, there were no significant discrete items recorded and the Company recorded less than $0.1 million and no income tax expense, respectively.

On March 27, 2020, CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including provisions, among others, addressing the carryback of NOLs for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The

Company elected to defer the employer-paid portion of social security payroll taxes through December 27, 2020, of $5.0 million, of which $2.5 million was remitted during the fiscal year 2021, and the remaining $2.5 million is required to be remitted at the end of calendar year 2022. The remaining $2.5 million obligation as of March 27, 2022 is included within accrued payroll, within the accompanying condensed consolidated balance sheets.

12.NET LOSS PER SHARE

During the thirteen weeks ended March 27, 2022, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended
	March 27, 2022	March 28, 2021
(dollar amounts in thousands)
Numerator:
Net loss	$(49,200)	$(30,045)
Denominator:
Weighted-average common shares outstanding—basic and diluted	109,472,050	16,962,694
Earnings per share—basic and diluted	$(0.45)	$(1.77)

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

	Thirteen weeks ended
	March 27, 2022	March 28, 2021
Options to purchase common stock	13,924,612	13,872,094
Preferred stock	—	71,466,912
Time-based vesting restricted stock units	2,555,187	—
Performance stock units	6,621,428	—
Contingently issuable stock	714,285	—
Total common stock equivalents	23,815,512	85,339,006
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the property leased by the Company at 3101 W. Exposition Boulevard, Los Angeles, CA 90018, for the Company’s principal corporate headquarters. For the thirteen weeks ended March 27, 2022 and March 28, 2021, total payments to Welcome to the Dairy, LLC, totaled $1.7 million and $2.7 million, respectively.

14.COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company leases its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. During the thirteen weeks ended March 27, 2022 and March 28, 2021, the Company recorded rent expense of $10.4 million and $6.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases subsequent to March 27, 2022 are as follows (in thousands):

(dollar amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating Leases	$410,748	$34,179	$47,857	$48,612	$48,338	$46,226	$185,536
Purchase obligations(1)	$5,067	$5,067	$—	$—	$—	$—	$—
(1)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.

Legal Contingencies

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

15.SUBSEQUENT EVENTS
The Company evaluated subsequent events through May 6, 2022, the date its accompanying condensed consolidated financial statements were available to be issued. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

On May 2, 2022, the Compensation Committee approved the issuance under the 2021 Plan of 17,843 restricted stock units and 41,625 stock options to an executive of the Company. Both the restricted stock units and the stock options have a vesting commencement date of February 15, 2022 and vest quarterly over 3 years, with 20% vesting in the first year, 30% vesting in the second year and vesting 50% in the third year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in other parts of this report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 27, 2022, we owned and operated 158 restaurants in 13 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended March 27, 2022 and March 28, 2021, we had 8 and 1 Net New Restaurant Openings, respectively, bringing our total count as of March 27, 2022 to 158 restaurants in 13 states and Washington, D.C.

We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally. We have a goal of operating 1,000 restaurants by the end of the decade.
Real Estate Selection
We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites, both in new and existing U.S. markets, with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach, including our Native Delivery, Marketplace Delivery and Outpost Channels.
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
Sales Channel Mix
Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost Channel. There have been historical fluctuations in the mix of sales between our various channels. For example, during the COVID-19 pandemic, we have experienced a significant increased percentage of sales through our Owned Digital and Marketplace Channels. Due to the fact that our Native Delivery, Outpost, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we continue to see a more permanent shift in sales through these channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost, and Marketplace Channels as we scale each of these channels. We intend to achieve this on Native Delivery and Marketplace Channels via successful negotiating of lower third-party delivery fees, and on Outpost via similar negotiation and/or more efficient delivery from couriers. For example, we recently negotiated lower third party delivery fees for our Native Delivery Channel on a fixed fee per order basis based on the geographic market and mileage for each order, which took effect in the fourth fiscal quarter of 2021.
The COVID-19 Pandemic
The COVID-19 pandemic has had a significant impact on our results of operations and may continue to affect our operations and financial results for the foreseeable future. Specifically, in the first six weeks of the fiscal quarter ended March 27, 2022, the Omicron variant had a material impact on our transaction volume. However, we started to see improvement in the latter half of the quarter. As we emerge from the COVID-19 pandemic, we continue to see variability in our customer traffic patterns, which could continue to impact our results of operations, financial condition or liquidity. Please see the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
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

(dollar amounts in thousands )	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021
Net New Restaurant Openings	8	1
Average Unit Volume (as adjusted)(1)	$2,793	$2,075
Same-Store Sales Change (%)	35%	(26%)
Restaurant-Level Profit	$13,299	$2,102
Restaurant-Level Profit Margin (%)	13%	3%
Adjusted EBITDA	$(16,541)	$(21,015)
Adjusted EBITDA Margin (%)	(16)%	(34)%
Total Digital Revenue Percentage	66%	77%
Owned Digital Revenue Percentage	43%	53%
(1)Our results for the thirteen weeks ended March 28, 2021 have been adjusted to reflect the material, temporary closures of 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic by excluding such restaurants from the Comparable Restaurant Base. Without these adjustments, AUV would have been $1.8 million as of March 28, 2021. No restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 27, 2022.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new sweetgreen restaurant openings during a given reporting period, net of any permanent sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. As a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base for the thirteen weeks ended March 28, 2021. No restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 27, 2022.
Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. There were no such closures to any restaurants during the thirteen weeks ended March 27, 2022 and March 28, 2021. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

Restaurant-Level Profit and Restaurant-Level Profit Margin

We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and, in certain periods, impairment of long-lived assets and closed-store costs. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue.

As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, other income, and, in certain periods, impairment of long-lived assets and closed-store costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
Gift Cards
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
Delivery
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
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. However, food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs and inflation, as well as geographic scale and proximity.
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
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense, brand-related marketing, and Spyce acquisition costs. We expect that general and administrative expenses will increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We also incur expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations, and professional services. While we expect that our general and administrative expenses will increase in absolute dollars as our business grows, as a percentage of revenue, we expect these expenses to vary from period to period and decrease over time.

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
Other Income
Other income consists primarily of changes in the fair value of our contingent consideration liability. We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.
Income Tax Expense
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations
Comparison of the thirteen weeks ended March 27, 2022 and March 28, 2021

The following table summarizes our results of operations for the thirteen weeks ended March 27, 2022 and March 28, 2021:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27, 2022	March 28, 2021	Dollar Change	Percentage Change
Revenue	$102,591	$61,392	$41,199	67%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	27,106	17,268	9,838	57%
Labor and related expenses	34,302	22,292	12,010	54%
Occupancy and related expenses	14,800	10,049	4,751	47%
Other restaurant operating costs	13,084	9,681	3,403	35%
Total cost of restaurant operations	89,292	59,290	30,002	51%
Operating expenses:
General and administrative	49,672	23,380	26,292	112%
Depreciation and amortization	10,677	7,847	2,830	36%
Pre-opening costs	2,512	961	1,551	161%
Loss on disposal of property and equipment	8	51	(43)	(84%)
Total operating expenses	62,869	32,239	30,630	95%
Loss from operations	(49,570)	(30,137)	(19,433)	64%
Interest income	(168)	(112)	(56)	50%
Interest expense	23	20	3	15%
Other income	(245)	—	(245)	100%
Net loss before income taxes	(49,180)	(30,045)	(19,135)	64%
Income tax expense	20	—	20	100%
Net loss	$(49,200)	$(30,045)	$(19,115)	64%

Revenue

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Revenue	102,591	61,392	67%
Average Unit Volume	2,793	2,075	35%
Same-Store Sales Change	35%	(26)%	61%
The increase in revenue for the thirteen weeks ended March 27, 2022 was primarily due to an increase in Comparable Restaurant Base revenue of $20.9 million, resulting in a positive Same-Store Sales Change of 35%, consisting of a 25% increase from transactions and a benefit from menu price increases of 10% subsequent to the thirteen weeks ended March 28, 2021. The increase in transactions is mostly related to continued recovery from the impact of the COVID-19 pandemic compared to the thirteen weeks ended March 28, 2021. The revenue was also increased by $20.5 million due to 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 28, 2021.

Restaurant Operating Costs
Food, Beverage, and Packaging

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Food, beverage, and packaging	27,106	17,268	57%
As a percentage of total revenue	26%	28%	(2%)

The increase in food, beverage, and packaging costs for the thirteen weeks ended March 27, 2022 was primarily due to a $9.1 million increase in food and beverage costs and a $0.7 million increase in packaging costs. This was primarily due to an increase in revenue related to continued recovery from the impact of the COVID-19 pandemic compared to the thirteen weeks ended March 28, 2021 and the 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 28, 2021.
As a percentage of revenue, the decrease in food, beverage, and packaging costs for the thirteen weeks ended March 27, 2022 was primarily due to greater sales leverage associated with the continued recovery from the impact of the COVID-19 pandemic and the impact of menu pricing increases of 10% subsequent to the thirteen weeks ended March 28, 2021, as well as the termination of the sweetgreen rewards program, which occurred in the second quarter of fiscal year 2021.
Labor and Related Expenses

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Labor and related expenses	34,302	22,292	54%
As a percentage of total revenue	33%	36%	(3%)
The increase in labor and related expenses for the thirteen weeks ended March 27, 2022 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 28, 2021. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wages and an increase in bonus expense, including a non-recurring retention bonus as we focus on employee retention.
As a percentage of revenue, the decrease in labor and related expenses for the thirteen weeks ended March 27, 2022 was primarily due to greater sales leverage associated with the continued recovery from the impact of the COVID-19 pandemic and the impact of menu pricing increases of 10% subsequent to the thirteen weeks ended March 28, 2021, partially offset by the increases noted above.
Occupancy and Related Expenses

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Occupancy and related expenses	14,800	10,049	47%
As a percentage of total revenue	14%	16%	(2%)
The increase in occupancy and related expenses for the thirteen weeks ended March 27, 2022 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 28, 2021. Further, the additional increase was due to higher COVID-19 related rent abatement received for multiple restaurant locations during the thirteen weeks ended March 28, 2021 compared to the thirteen weeks ended March 27, 2022.

As a percentage of revenue, the decrease in occupancy and related expenses for the thirteen weeks ended March 27, 2022 was primarily due to greater sales leverage associated with the continued recovery from the impact of the COVID-19 pandemic and the impact of menu pricing increases of 10% subsequent to thirteen weeks ended March 28, 2021. This was partially offset by the impact of higher rent abatement received for multiple restaurant locations during the thirteen weeks ended March 28, 2021 as compared to the thirteen weeks ended March 27, 2022.
Other Restaurant Operating Costs

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Other restaurant operating costs	13,084	9,681	35%
As a percentage of total revenue	13%	16%	(3)%
The increase in other restaurant operating costs for the thirteen weeks ended March 27, 2022 was primarily due to a $0.8 million increase in delivery fees from the growth in our Native Delivery and Marketplace Channels, a $0.8 million increase in credit card and online related processing fees, related to the increases in revenue, a $0.3 million increase in paid advertising, and a $1.5 million increase in kitchen, cleaning and related supplies to support the increase in restaurants described above.
As a percentage of revenue, the decrease in other costs of operations for the thirteen weeks ended March 27, 2022 was due to greater sales leverage associated with the continued recovery from the impact of the COVID-19 pandemic and the impact of menu pricing increases of 10% subsequent to the thirteen weeks ended March 28, 2021.
Operating Expenses
General and Administrative

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
General and administrative	49,672	23,380	112%
As a percentage of total revenue	48%	38%	10%
The increase in general and administrative expenses for the thirteen weeks ended March 27, 2022 was primarily due to a $21.0 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our IPO. We incurred increased expenses of approximately $1.3 million as we transitioned to operating as a public company, consisting of a $1.0 million increase in directors and officers liability insurance cost and a $0.3 million increase in accounting-related fees. Additionally, we had $1.6 million of expenses related to our investment in Spyce (see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report) of which $1.4 million is related to research and development and $0.2 million is non-recurring acquisition related costs. Finally, we had a $0.9 million increase in office systems, as we continue to focus on growth and scalability, a $0.7 million increase in marketing and advertising, a $0.2 million increase in COVID 19-related costs, as we continue to support our employees, a $0.5 million increase in rent and related expense and a $0.1 million increase in other general and administrative costs.

As a percentage of revenue, the increase in general and administrative expenses for the thirteen weeks ended March 27, 2022 was primarily due to the increases noted above, partially offset by the increase in revenue.

Depreciation and Amortization

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Depreciation and amortization	10,677	7,847	36%
As a percentage of total revenue	10%	13%	(3%)
The increase in depreciation and amortization for the thirteen weeks ended March 27, 2022 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 28, 2021, and an increase of internally developed software to support our digital growth.
As a percentage of revenue, the decrease in depreciation and amortization for the thirteen weeks ended March 27, 2022 was primarily due to comparatively higher revenue in the current period, partially offset by the increases noted above.
Pre-Opening Costs

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Pre-opening costs	2,512	961	161%
As a percentage of total revenue	2%	2%	0%
The increase in pre-opening costs for the thirteen weeks ended March 27, 2022 was primarily due to an increase in the number of Net New Restaurant Openings compared to the thirteen weeks ended March 28, 2021, as well as the timing of such openings.
As a percentage of revenue, pre-opening costs were flat in the thirteen weeks ended March 27, 2022 compared to the thirteen weeks ended March 28, 2021, due to comparatively higher revenue, offset by the increased number of restaurant openings, as well as the timing of such openings, discussed above.

Loss on Disposal of Property and Equipment

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Loss on disposal of property and equipment	8	51	(84%)
As a percentage of total revenue	—%	—%	—%
The decrease in loss on disposal of property and equipment is due to a decrease in furniture, equipment and fixture replacements at multiple restaurants for the thirteen weeks ended March 27, 2022, as our focus has been on opening new locations.

Interest Income and Interest Expense

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Interest income	(168)	(112)	50%
Interest expense	23	20	15%
Total interest income, net	$(145)	$(92)	58%
As a percentage of total revenue	—%	—%	—%

The increase in interest income, net, is primarily due to higher average cash balances during the thirteen weeks ended March 27, 2022.
Other Income

(dollar amounts in thousands)	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021	Percentage Change
Other income	(245)	—	N/A
As a percentage of total revenue	—%	—%	—%
The change in other income for the thirteen weeks ended March 27, 2022 is primarily due to a decrease in the fair value of our contingent consideration, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
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
We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and, in certain periods, impairment of long-lived assets and closed-store costs. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue. As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, other income, and, in certain periods, impairment of long-lived assets and closed-store costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

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
•Restaurant-Level Profit and Adjusted EBITDA do not consider the potentially dilutive impact of stock- based compensation;
•Restaurant-Level Profit is not indicative of overall results of the Company and does not accrue directly to the benefit of stockholders, as corporate-level expenses are excluded;
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; Spyce acquisition costs; certain other expenses; and, in certain periods, impairment of long-lived assets and closed-store costs; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

(dollar amounts in thousands	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021
Loss from operations	$(49,570)	$(30,137)
Add back:
General and administrative	49,672	23,380
Depreciation and amortization	10,677	7,847
Pre-opening costs	2,512	961
Loss on disposal of property and equipment(1)	8	51
Restaurant-Level Profit	$13,299	$2,102
Loss from operations margin	(48)%	(49)%
Restaurant-Level Profit Margin	13%	3%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

(dollar amounts in thousands	Thirteen Weeks Ended March 27, 2022	Thirteen Weeks Ended March 28, 2021
Net loss	$(49,200)	$(30,045)
Non-GAAP adjustments:
Income tax expense	20	—
Interest income	(168)	(112)
Interest expense	23	20
Depreciation and amortization	10,677	7,847
Stock-based compensation(1)	22,165	1,224
Loss on disposal of property and equipment(2)	8	51
Other income(3)	(245)	—
Spyce acquisition costs(4)	179	—
Adjusted EBITDA	$(16,541)	$(21,015)
Net loss margin	(48)%	(49)%
Adjusted EBITDA Margin	(16)%	(34)%
__________
__
(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Other income includes the change in fair value of the contingent consideration. See Notes 1 and 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(4)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and Capital Resources

Sources and Material Cash Requirements
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our initial public offering (“IPO”), in which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of March 27, 2022 and December 26, 2021, we had $436.5 million and $472.0 million in cash and cash equivalents, respectively. As of March 27, 2022 we had access to a $35.0 million revolver through EagleBank and there have been no draws on the revolving loan. With the completion of our IPO, based on our current operating plan, we believe our existing cash and cash equivalents and available revolving loan balances, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
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

The following table presents our material cash requirements for future periods:

(amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$410,748	$34,179	47,857	48,612	48,338	46,226	185,536
Purchase obligations(1)	$5,067	$5,067	$—	$—	$—	$—	$—
(1)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.

Credit Facility

On December 14, 2020, we refinanced our previously existing 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, the “2020 Credit Facility”). The 2020 Credit Facility allows us to borrow (i) up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility which expired on December 14, 2021 and which was never drawn on. The refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if we incur any Permitted Convertible Debt or Permitted Unsecured Indebtedness (each as defined in the 2020 Credit Facility), then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of the Permitted Convertible Debt or Permitted Unsecured Indebtedness, as applicable. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of March 27, 2022 and December 26, 2021, we had no outstanding balance under the 2020 Credit Facility.

Under the 2020 Credit Facility, we are required to maintain liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) in amount no less than the trailing 90-day cash burn. We were in compliance with the applicable financial covenants as of March 27, 2022 and December 26, 2021.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirteen weeks ended March 27, 2022	Thirteen weeks ended March 28, 2021
Net cash used in operating activities	(16,753)	(16,464)
Net cash used in investing activities	(19,605)	(17,853)
Net cash provided by financing activities	849	116,271
Net increase (decrease) in cash and cash equivalents and restricted cash	$(35,509)	$81,954
Operating Activities

For the thirteen weeks ended March 27, 2022, cash used in operating activities increased $0.3 million compared to the thirteen weeks ended March 28, 2021. The increase was primarily due to the impact of unfavorable working capital fluctuations of $4.7 million, partially offset by a $4.4 million reduction in loss after excluding non-cash items.
The unfavorable working capital fluctuations were primarily due to a $7.2 million increase in cash outflow related to the timing of rent payments previously deferred as part of COVID negotiations with landlords, timing of payment of legal settlements, timing of payment of our D&O insurance, and timing of payments in the ordinary course of business. These unfavorable fluctuations were partially offset by increased collection of our tenant improvement receivables.
Investing Activities
For the thirteen weeks ended March 27, 2022, cash used in investing activities increased $1.8 million compared to the thirteen weeks ended March 28, 2021 primarily due to a $1.5 million increase in the purchases of property and equipment, due to an increase in new restaurants, and a $0.2 million increase in the purchase of intangible assets, primarily related to growth in our internal technology from the prior period to support digital growth.
Financing Activities
For the thirteen weeks ended March 27, 2022, cash provided by financing activities decreased $115.4 million compared to the thirteen weeks ended March 28, 2021, primarily due to proceeds received from preferred stock issuances, net of issuance costs, of $113.8 million during the thirteen weeks ended March 28, 2021. In addition, proceeds received from stock option exercises decreased by $1.7 million, which was offset by an increase in deferred offering costs of $0.1 million.
Off-Balance Sheet Arrangements
Our material off-balance arrangements are operating lease obligations and purchase obligations. We excluded these items from the balance sheet in accordance with GAAP. For additional information, including the anticipated impacts of our adoption of new accounting standards affecting accounting for leases, see Note 1 and Note 14 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We had no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this prospectus.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of business. The primary risks we face are commodity price risks, interest rate risk, and the effects of inflation. Except as disclosed below, there have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2021.
Commodity Price Risks
Due to the recent pace of inflation and other global supply chain risks, suppliers and distributors have, and could continue to, attempt to renegotiate our existing contracts to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. We continue to assess the current environment, work with our suppliers and distributors and create certain contingency plans to mitigate any negative impact.
ITEM 4. CONTROLS AND PROCEDURES
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A.RISK FACTORS
There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
__________
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of the Registrant under the Securities Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SWEETGREEN, INC.

Date: May 6, 2022	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)