Form 10-Q
period 2022-06-26
Sweetgreen, Inc.
filed 2022-08-10
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______
Commission file number 001-41069
SWEETGREEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1159215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3102 36th Street Los Angeles, CA	90018
(Address of Principal Executive Offices)	(Zip Code)
(323) 990-7040
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SG	New York Stock Exchange
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

The registrant had 96,678,731 shares of Class A common stock and 13,477,303 shares of Class B common stock as of August 2, 2022.

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
•our expectations about customer behavior trends, including during and following the COVID-19 pandemic and as a result of inflation;
•our expectations regarding the effect of inflation and increased interest rates on our business, including on labor rates and supply chain costs, as well as any future pricing actions taken in an effort to mitigate the effects of inflation;
•our growth strategy and business aspirations, including our goal of operating 1,000 restaurants by the end of the decade;
•our focus on opening additional restaurants, diversify and expand our menu, make investments in our Owned Digital Channels to attract new customers and increase order frequency from our existing customers;
•our expectations regarding the effects of the plan we implemented in August 2022 to manage operating expenses;
•our bold vision to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect;
•potential future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to achieve or maintain profitability; and
•our ability to effectively manage and scale our supply chain.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment.

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

i

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. Historically, a restaurant has been considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. As a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base for the thirteen weeks and twenty-six weeks ended June 27, 2021. No restaurants were excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 26, 2022.

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

Key Metrics and Non-GAAP Financial Measures

For definitions of our key metrics, Average Unit Volume (“AUV”), Net New Restaurant Openings, Same-Store Sales Change, Total Digital Revenue Percentage, and Owned Digital Revenue Percentage, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.” For definitions of our Non-GAAP Financial Measures, Restaurant-Level Profit, Restaurant-Level Profit
ii

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

iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of June 26, 2022	As of December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$406,976	$471,971
Accounts receivable	3,513	2,644
Inventory	1,114	903
Prepaid expenses	11,531	13,763
Tenant improvement receivable	16,467	16,695
Current portion of lease acquisition costs	608	525
Other current assets	3,480	155
Total current assets	443,689	506,656
Property and equipment, net	209,485	180,666
Goodwill	35,970	35,970
Intangible assets, net	31,363	32,868
Lease acquisition costs, net	5,137	4,391
Security deposits	1,608	1,770
Restricted cash	219	328
Total assets	$727,471	$762,649
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,353	$11,197
Accrued expenses	15,432	16,338
Accrued payroll	11,436	12,093
Gift cards and loyalty liability	1,640	1,839
Current portion of deferred rent liability	7,668	6,061
Total current liabilities	50,529	47,528
Deferred rent liability, net of current portion	45,428	38,402
Accrued payroll, net of current portion	—	2,500
Contingent consideration liability	18,625	20,477
Other non-current liabilities	542	500
Deferred income tax liabilities	164	125
Total liabilities	$115,288	$109,532
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 96,486,054 and 95,868,394 Class A shares issued and outstanding as of June 26, 2022 and December 26, 2021, respectively; 300,000,000 Class B shares authorized, 13,477,303 and 13,477,303 Class B shares issued and outstanding as of June 26, 2022 and December 26, 2021, respectively	110	109
Additional paid-in capital	1,177,522	1,129,224
Accumulated deficit	(565,449)	(476,216)
Total stockholders’ equity	612,183	653,117
Total liabilities and stockholders’ equity	$727,471	$762,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue	$124,918	$86,212	$227,509	$147,604
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	33,897	23,156	61,003	40,424
Labor and related expenses	37,013	26,735	71,315	49,027
Occupancy and related expenses	15,826	11,817	30,626	21,865
Other restaurant operating costs	15,134	11,669	28,218	21,350
Total restaurant operating costs	101,870	73,377	191,162	132,666
Operating expenses:
General and administrative	51,262	26,081	100,934	49,462
Depreciation and amortization	11,305	8,408	21,982	16,255
Pre-opening costs	2,520	2,506	5,032	3,468
Closed-store costs	152	—	152	—
Loss on disposal of property and equipment	11	5	19	56
Total operating expenses	65,250	37,000	128,119	69,241
Loss from operations	(42,202)	(24,165)	(91,772)	(54,303)
Interest income	(593)	(109)	(761)	(221)
Interest expense	22	23	45	42
Other (income) expense	(1,618)	2,804	(1,863)	2,804
Net loss before income taxes	(40,013)	(26,883)	(89,193)	(56,928)
Income tax expense	20	—	40	—
Net loss	$(40,033)	$(26,883)	$(89,233)	$(56,928)
Earnings per share:
Net loss per share basic and diluted	$(0.36)	$(1.55)	$(0.81)	$(3.32)
Weighted average shares used in computing net loss per share basic and diluted	109,679,467	17,359,717	109,575,841	17,162,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended June 26, 2022 and June 27, 2021
	Preferred Stock			Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balances at March 28, 2021	69,231,197	$614,496		17,293,090	$18	$23,406	$(4,000)	$(353,086)	$(333,662)
Net loss	—	—		—	—	—	—	(26,883)	(26,883)
Exercise of stock options	—	—		342,694	—	1,240	—	—	1,240
Stock-based compensation expense	—	—		—	—	1,877	—	—	1,877
Balances at June 27, 2021	69,231,197	$614,496		17,635,784	$18	$26,523	$(4,000)	$(379,969)	$(357,428)

Balances at March 27, 2022	—	$—	$—	109,511,355	$110	$1,152,237	$—	$(525,416)	$626,931
Net loss	—	—		—	—	—	—	(40,033)	(40,033)
Exercise of stock options	—	—		407,452	—	2,078	—	—	2,078
Issuance of common stock related to restricted shares	—	—		44,550	—	—	—	—	—
Stock-based compensation expense	—	—		—	—	23,207	—	—	23,207
Balances at June 26, 2022	—	$—		109,963,357	$110	$1,177,522	$—	$(565,449)	$612,183

	For the twenty-six weeks ended June 26, 2022 and June 27, 2021
	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at December 27, 2020	62,562,051	$505,638	16,731,625	$17	$19,662	$(4,000)	$(323,041)	$(307,362)
Net loss	—	—	—	—	—	—	(56,928)	(56,928)
Exercise of stock options	—	—	904,159	1	3,762	—	—	3,763
Stock-based compensation expense	—	—	—	—	3,099	—	—	3,099
Issuance of preferred stock (net of issuance costs of $226)	6,669,146	108,858	—	—	—	—	—	—
Balances at June 27, 2021	69,231,197	$614,496	17,635,784	$18	$26,523	$(4,000)	$(379,969)	$(357,428)

Balances at December 26, 2021	—	$—	109,345,697	$109	$1,129,224	$—	$(476,216)	$653,117
Net loss	—	—	—	—	—	—	(89,233)	(89,233)
Exercise of stock options	—	—	560,610	1	2,926	—	—	2,927
Issuance of common stock related to restricted shares	—	—	57,050	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	45,372	—	—	45,372
Balances at June 26, 2022	—	$—	109,963,357	$110	$1,177,522	$—	$(565,449)	$612,183
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-six weeks ended
	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net loss	$(89,233)	$(56,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,982	16,255
Amortization of lease acquisition	259	190
Amortization of loan origination fees	90	46
Loss on fixed asset disposal	19	56
Stock-based compensation	45,372	3,099
Closed-store costs	152	—
Deferred income tax expense	39	—
Change in fair value of contingent consideration liability	(1,852)	—
Change in fair value of preferred stock warrant liability	—	2,804
Changes in operating assets and liabilities:
Accounts receivable	(869)	(1,360)
Tenant improvement receivables	228	(7,627)
Inventory	(211)	(142)
Prepaid expenses and other current assets	(1,183)	(3,186)
Accounts payable	3,030	2,562
Accrued payroll and benefits	(3,157)	4,350
Accrued expenses	(906)	1,880
Gift card and loyalty liability	(199)	(1,037)
Other non-current liabilities	(110)	—
Deferred rent liability	8,633	11,456
Net cash used in operating activities	(17,916)	(27,582)
Cash flows from investing activities:
Purchase of property and equipment	(46,626)	(37,919)
Purchase of intangible assets	(2,563)	(3,144)
Security and landlord deposits	162	252
Lease acquisition costs	(1,088)	(612)
Net cash used in investing activities	(50,115)	(41,423)
Cash flows from financing activities:
Proceeds from preferred stock issuance, net of issuance costs	—	113,811
Proceeds from stock option exercise	2,927	3,763
Deferred offering costs paid	—	(1,648)
Net cash provided by financing activities	2,927	115,926
Net (decrease) increase in cash and cash equivalents and restricted cash	(65,104)	46,921
Cash and cash equivalents and restricted cash—beginning of year	472,299	102,765
Cash and cash equivalents and restricted cash—end of period	$407,195	$149,686
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$42
Purchase of property and equipment accrued in accounts payable and accrued expenses	$2,515	$1,885
Non-cash investing and financing activities
Deferred offering costs not yet paid	$—	$812
Initial liability associated with Series J warrants	$—	$4,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 26, 2022, the Company operated 166 restaurants in 13 states and Washington, D.C. During the thirteen and twenty-six weeks ended June 26, 2022, the Company had 8 and 16 Net New Restaurant Openings, respectively.
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
Management’s Use of Estimates—The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets,closed-store costs, legal liabilities, fair value of contingent consideration, intangible assets acquired in business combinations, goodwill and stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates, including those resulting from the impact of COVID-19.

Emerging Growth Company—The Company is currently an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will lose its emerging growth company status on December 25, 2022, at which point, it will qualify as a large accelerated filer based upon the aggregate worldwide market value of the Company's voting and non-voting common equity held by its non-affiliates as of June 26, 2022, according to Rule 12b-2 of the Exchange Act. As a result, the Company will adopt all accounting pronouncements currently deferred under the emerging growth company election according to public company standards on the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022. The adoption dates for the new accounting pronouncements disclosed below have been presented as such.

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

There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including during the COVID-19 pandemic and as a result of inflation, on the Company’s near-term restaurant level cash flow forecasts, occurred for certain restaurants during the twenty-six weeks ended June 26, 2022 and June 27, 2021 that required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company did not record any non-cash impairment charges.

Closed-store costs include non-cash restaurant charges, such as up-front expensing of the net present value of unpaid rent remaining on the life of a lease, offset by assumed sublease income. During the thirteen weeks ended June 26, 2022, we closed one store operated by Spyce Food Co. (“Spyce”), which was fully impaired in a prior period. This closure resulted in closed-store costs expense of $0.2 million recorded within closed-store costs within the consolidated statement of operations.

Business Combinations—The Company utilizes the acquisition method of accounting in any acquisitions or business combinations. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The Company generally obtains third-party valuations to assist it in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. Total research and development cost associated with the Spyce acquisition was $3.3 million and $4.7 million for the thirteen and twenty-six weeks ended June 26, 2022 and recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.
Contingent Consideration - Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition (see Note 6 for further details) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon the issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of June 26, 2022 was $18.6 million.

Changes in fair value of the contingent consideration is recognized within other (income) expense in the accompanying condensed consolidated statement of operations.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of June 26, 2022 and December 26, 2021, were $2.1 million and $1.1 million, respectively.
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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of June 26, 2022	As of December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$406,976	$471,971
Restricted cash, noncurrent	219	328
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$407,195	$472,299
Concentrations of Risk—The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
During both the thirteen weeks ended June 26, 2022 and June 27, 2021, approximately 33% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area. During both the twenty-six weeks ended June 26, 2022 and June 27, 2021, approximately 32% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.

Deferred Costs—Deferred costs primarily consist of capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system. These costs amounted to $3.4 million as of June 26, 2022 and are recorded within other current assets in the condensed consolidated balance sheets. Prior to the Company’s initial public offering (the “IPO”), deferred costs also included direct incremental legal, consulting, accounting, and other fees relating to the sale of the Company’s Class A Common Stock which were reclassified into stockholder’s deficit as a reduction of IPO proceeds upon offering.
Recently Issued Accounting Pronouncements Not Yet Adopted— As noted above, the Company will lose its emerging growth company status on December 25, 2022, at which point, the Company will adopt all accounting pronouncements currently deferred under the emerging growth company election according to public company standards on the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2022. See effective dates of these standards below.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. This update requires lessees to recognize in the condensed consolidated balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized in the condensed consolidated balance sheet—the new ASU will require both types of leases to be recognized by a lessee in the condensed consolidated balance sheet. In June 2020, the FASB issued ASU No. 2020-05 which delayed the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted. The ASU will be adopted for the annual period beginning December 27, 2021, and the first presentation of the application of ASC 842, Leases, will be presented in the Company’s annual consolidated financial statements for fiscal year 2022 included within the Company’s 2022 Annual Report on Form 10-K. The Company plans on electing the optional transition method to apply the standard as of the effective date and therefore, will not apply the standard to the comparative periods presented in its financial statements, and is still evaluating any potential cumulative-effect adjustment to retained earnings related to impairment of any right-of-use assets and reassessment of previously recorded initial direct costs. The Company does not plan on electing the package of three practical expedients, and thus will reassess all contracts for lease identification, lease classification and initial direct costs. The Company anticipates there will be no change related to lease identification or lease classification and the reassessment of initial direct costs will result in a cumulative-effect adjustment in retained earnings of approximately $4.0 million to $5.0 million, related to previously capitalized legal fees that will no longer meet the definition of initial direct costs under the new standard. The Company will also not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company will elect a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for all real property leases. The Company is finalizing the impact of this standard on our accounting policies, processes, and internal controls over financial reporting, as well as upgrades to its existing lease system.

While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize in the consolidated balance sheets all operating leases with lease terms greater than 12 months. It is expected that this ASU will have a material impact on the Company’s condensed consolidated balance sheet as it will record assets and obligations related to all of its operating and corporate office leases. The Company expects to record on its consolidated balance sheets operating lease liabilities of approximately $295 million to $345 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date.The Company also expects to record corresponding right-of-use assets of approximately $240 million to $290 million, based upon the operating lease liability, adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated lease termination costs and impairment of right-of-use assets recognized in retained earnings, if applicable. As the Company’s fiscal year 2022 Form 10-Qs are currently under ASC 840, when it adopts this standard within its fiscal year 2022 Form 10-K the Company anticipates recognizing an additional $1.5 million to $2.5 million for the entire fiscal year 2022, of general and administrative expenses within its consolidated statement of operations, associated to the exclusion of lease related legal fees as initial direct costs, which are currently deferred within lease acquisition costs and recognized over the life of the lease. The Company does not expect any significant impact on its condensed consolidated statement of operations or condensed consolidated statement of cash flows. Additionally, the Company is in the process of evaluating the expanded disclosure requirements related to this ASU.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 provide amended guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. Expanded disclosures related to the methods used to estimate the losses are also required. In connection with the loss of its emerging growth company status, this standard will be adopted for the annual period beginning December 27, 2021, and the first presentation of the application will be presented in the Company’s annual consolidated financial statements for fiscal year 2022 included within the Company’s 2022 Annual Report on Form 10-K. The application of ASU 2018-07 is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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
The following table presents the Company’s revenue for the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021 disaggregated by significant revenue channel:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Owned Digital Channels	$50,473	$40,934	$94,397	$73,562
In-Store Channel (Non-Digital component)	47,871	27,437	82,317	41,661
Marketplace Channel	26,574	17,841	50,795	32,381
Total Revenue	$124,918	$86,212	$227,509	$147,604
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of June 26, 2022	As of December 26, 2021
Gift Card Liability	$1,640	$1,839
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$66	$48	$319	$179

sweetgreen Rewards
Changes in sweetgreen Rewards liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

	Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021
sweetgreen Rewards liability, beginning balance	$—	$943
Revenue deferred	—	1,701
Revenue recognized	—	(2,644)
sweetgreen Rewards liability, ending balance	$—	$—
All the loyalty liability outstanding at the beginning of each year presented was recognized during each respective year. All rewards revenue related to performance obligations were satisfied as of June 26, 2022.
3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of June 26, 2022				Fair Value Measurements as of December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	18,625	—	—	18,625	20,477	—	—	20,477
Total	$18,625	$—	$—	$18,625	$20,477	$—	$—	$20,477

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the acquisition of Spyce on September 7, 2021, the former equity holders of Spyce may receive up to 714,285 additional shares of Class A Common Stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s IPO (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. See Note 6. Additionally, the former equityholders of Spyce may receive true-up payments in cash as follows: if (i) as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce that has continually held its shares of the Company’s Class A common stock the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price and (ii) as of the date of the achievement of any of the three milestones, the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit adjusted discount rate, equity volatility, risk-free rate and the probability of milestone targets required for issuance of shares under the contingent consideration will be achieved.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 26, 2021	$20,477
Change in fair value	(1,852)
Balance—June 26, 2022	$18,625

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of June 26, 2022	As of December 26, 2021
Furniture and fixtures	$29,877	$26,168
Computers and other equipment	26,658	22,890
Kitchen equipment	53,990	47,911
Leasehold improvements	191,196	167,362
Assets not yet placed in service	31,341	21,981
Total property and equipment	333,062	286,312
Less: accumulated depreciation	(123,577)	(105,646)
Property and equipment, net	$209,485	$180,666
Depreciation expense for the thirteen weeks ended June 26, 2022 and June 27, 2021, was $9.4 million and $6.9 million, respectively.
Depreciation expense for the twenty-six weeks ended June 26, 2022 and June 27, 2021, was $18.2 million and $13.5 million, respectively.
Loss on asset disposals for the thirteen weeks ended June 26, 2022 and June 27, 2021 was less than $0.1 million and $0.1 million, respectively.
Loss on asset disposals for the twenty-six weeks ended June 26, 2022 and June 27, 2021 was less than $0.1 million and $0.1 million, respectively.

As of June 26, 2022, the Company had 23 facilities under construction due to open during fiscal year 2022. As of December 26, 2021, the Company had 13 facilities under construction, all of which have opened during fiscal year 2022. Depreciation commences after a store opens and the related assets are placed in service.

5.GOODWILL AND INTANGIBLE ASSETS, NET
During the twenty-six weeks ended June 26, 2022, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of June 26, 2022	As of December 26, 2021
Internal use software	$28,406	$26,122
Developed technology	20,050	20,050
Total intangible assets	48,456	46,172
Accumulated amortization	(17,093)	(13,304)
Intangible assets, net	$31,363	$32,868

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021.The estimated useful life of developed technology is five years. As of June 26, 2022, developed technology has not been placed into service. See Note 6 for further details.

Amortization expense for intangible assets was $1.9 million and $1.5 million for the thirteen weeks ended June 26, 2022 and June 27, 2021, respectively.

Amortization expense for intangible assets was $3.8 million and $2.8 million for the twenty-six weeks ended June 26, 2022 and June 27, 2021, respectively.

Estimated amortization of internal use software for each of the next five years is as follows:

(dollar amounts in thousands)
2022	$3,657
2023	5,066
2024	2,427
2025	163
2026	—
6.BUSINESS ACQUISITION
On September 7, 2021, the Company closed its acquisition of Spyce, a Boston-based restaurant company powered by automation technology. The Company acquired 100% of the stock of Spyce via a merger. The purpose of the acquisition is to allow the Company to serve its food with even better quality, consistency and efficiency in its restaurants via automation. Pursuant to the merger agreement, upon closing of the acquisition, the Company issued 1,843,493 shares of Class S stock (the “Class S Shares”) worth approximately $37.5 million, of which $6.8 million is considered post-business combination compensation expense, see Note 10 for details, and subject to certain vesting requirements of certain Spyce employees. In connection with the Company’s IPO, the Class S Shares converted into 1,316,763 shares of common stock pursuant to a formula based on the Reference Price, which such shares were then reclassified into shares of Class A common stock. Additionally, the Company paid off approximately $3.5 million of certain indebtedness and transaction expenses of Spyce. Furthermore, certain former equity holders of Spyce may receive up to an aggregate of 714,285 additional shares of Class A Common Stock contingent on the achievement of certain performance milestones between the closing date and June 30, 2026, as well as true-up cash payments as described in Note 3. The acquisition of Spyce was not significant pursuant to Rule 3-05 of Regulation S-X.

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

The Company’s consolidated financial statements for the thirteen and twenty-six weeks ended June 26, 2022 reflect results of operations of the newly acquired business. The Company accounted for this acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations. The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing restaurants and the workforce of Spyce. For tax purposes the acquisition was treated as a stock purchase, and as such any goodwill or other intangible assets recorded as a result of this transaction are not deductible for tax purposes.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition occurred on December 28, 2020.

	Thirteen weeks ended	Twenty-six weeks ended
(dollar amounts in thousands)	June 27, 2021	June 27, 2021
Revenue	$86,522	$148,073
Net loss attributable to Sweetgreen, Inc.	$(27,401)	$(58,345)

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
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of June 26, 2022	As of December 26, 2021
Rent deferrals	$1,728	$2,547
Accrued general and sales tax	3,567	3,115
Accrued delivery fee	1,254	778
Accrued settlements and legal fess	1,087	2,156
Other accrued expenses	7,796	7,742
Total accrued expenses	$15,432	$16,338
8.DEBT
Credit Facility—On December 14, 2020, the Company refinanced its previously existing 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, the “2020 Credit Facility”). The 2020 Credit Facility allows the Company to borrow up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of June 26, 2022 and December 26, 2021, the Company had no outstanding balance under the 2020 Credit Facility.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of June 26, 2022 and December 26, 2021.
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

On May 9, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to allow for borrowings for the issuance of Letters of Credit of up to $1.5 million. In connection therewith, the Company entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers compensation insurance policy.
The Company had unamortized loan origination fees of less than $0.1 million and $0.1 million as of June 26, 2022 and December 26, 2021, respectively, which is included within the accompanying condensed consolidated balance sheet in other current assets. The Company recognized less than $0.1 million of interest expense for each of the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021, related to the amortization of loan origination fees.

9.COMMON STOCK
As of June 26, 2022 and December 26, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	As of June 26, 2022	As of December 26, 2021
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,635,836	13,773,414
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	3,000,000	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	9,238,512	9,013,854
Shares available for future issuance under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	11,392,585	12,159,177
Total reserved shares of common stock	37,981,218	38,660,730
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), RSUs, including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and twenty-six weeks ended June 26, 2022 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

2009 Stock Plan and 2019 Equity Incentive Plan

Prior to the Company’s IPO, the Company granted stock options, RSUs and performance-based restricted stock awards (“PSUs”) to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Company’s 2009 Stock Plan and 2019 Equity Incentive Plan (collectively, the “Prior Stock Plans”). Awards permitted to be granted under the Prior Stock Plans include incentive stock options to the Company’s employees and non-qualified stock options to the Company’s employees and non-employees, as well as stock appreciation rights, restricted stock awards, RSUs (including PSUs), and other forms of stock awards to the Company’s employees, directors and consultants and any of the Company’s affiliated employees and consultants. Options granted during the thirteen and twenty-six weeks ended June 26, 2022 and prior generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Equity Incentive Plan is effective; however, awards outstanding under the Prior Stock Plans will continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. See Note 6. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen and twenty-six weeks ended June 26, 2022, the Company recognized stock-based compensation expense of $0.8 million and $1.7 million, respectively, related to the vested portion of such shares.

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

As of June 26, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

Certain amounts for employee stock option disclosures in prior years were reclassified to conform with current year presentation. The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 26, 2022 and June 27, 2021:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options granted	578,865	23.75
Options exercised	(560,610)	5.22
Options forfeited	(130,590)	12.24
Options expired	(25,243)	5.85
Balance—June 26, 2022	13,635,836	$7.61	7.21	$84,673

Exercisable—June 26, 2022	8,824,027	$5.35	6.35	$70,585

Vested and expected to vest—June 26, 2022	13,635,836	$7.61	7.21	$84,673

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 27, 2020	14,612,730	$4.27	6.34	$15,204
Options granted	4,477,360	10.76
Options exercised	(904,159)	4.15
Options forfeited	(196,175)	6.09
Options expired	(75,535)	5.87
Balance—June 27, 2021	17,914,221	$6.12	7.07	$71,852

Exercisable—June 27, 2021	5,044,682	$3.00	4.79	$39,244

Vested and expected to vest—June 27, 2021	17,914,221	$6.12	7.07	$71,852
The weighted-average fair value of options granted during the twenty-six weeks ended June 26, 2022 and twenty-six weeks ended June 27, 2021, was $10.57 and $4.56, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of June 26, 2022, there was $25.3 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.32 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the twenty-six weeks ended June 26, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 26, 2021	2,392,426	$24.18
Granted	439,764	22.45
Released	(57,084)	19.65
Forfeited, cancelled, or expired	(158,022)	27.41
Balance—June 26, 2022	2,617,084	$23.86

There were no RSUs granted during the twenty-six weeks ended June 27, 2021.

As of June 26, 2022, unrecognized compensation expense related to RSUs was $45.5 million and is expected to be recognized over a weighted average period of 1.58 years. The fair value of shares released as of the vesting date during the twenty-six weeks ended June 26, 2022 was $1.3 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the twenty-six weeks ended June 26, 2022, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs, as no expense will be recognized until the targets are probable of being met. Unrecognized compensation expense related to the Spyce PSUs was $9.8 million, which will be expensed if the performance-based milestones targets become probable of being met.

There were no additional PSU grants during the twenty-six weeks ended June 26, 2022.

As of June 26, 2022 unrecognized compensation expense related to the founder PSUs was $78.7 million and is expected to recognized over a weighted average period of 2.48 years.

A summary of stock-based compensation expense recognized during the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021 is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Stock-options	$2,567	$1,877	$5,099	$3,099
Restricted stock units	11,592	—	22,176	—
Performance stock units	9,048	—	18,097	—
Total stock-based compensation	$23,207	$1,877	$45,372	$3,099

11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021, there were no significant discrete items recorded and the Company recorded less than $0.1 million and no income tax expense, respectively.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including provisions, among others, addressing the carryback of NOLs for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 27, 2020, of $5.0 million, of which $2.5 million was remitted during the fiscal year 2021, and the remaining $2.5 million is required to be remitted at the end of calendar year 2022. The remaining $2.5 million obligation as of June 26, 2022 is included within accrued payroll, within the accompanying condensed consolidated balance sheets.

12.NET LOSS PER SHARE

During the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
(dollar amounts in thousands)
Numerator:
Net loss	$(40,033)	$(26,883)	$(89,233)	$(56,928)
Denominator:
Weighted-average common shares outstanding—basic and diluted	109,679,467	17,359,717	109,575,841	17,162,245
Earnings per share—basic and diluted	$(0.36)	$(1.55)	$(0.81)	$(3.32)

The Company’s potentially dilutive securities, which include preferred stock, time-based vesting restricted stock units, performance stock units, contingently issuable stock and options to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Thirteen weeks ended		Twenty-six weeks ended
	June 26, 2022	June 27, 2021	June 26, 2022		June 27, 2021
Options to purchase common stock	13,635,836	17,986,254	13,635,836		17,986,254
Preferred stock	—	71,466,912	—	—	71,466,912
Time-based vesting restricted stock units	2,617,084	—	2,617,084		—
Performance stock units	6,621,428	—	6,621,428		—
Contingently issuable stock	714,285	—	714,285		—
Total common stock equivalents	23,588,633	89,453,166	23,588,633		89,453,166
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended June 26, 2022 and June 27, 2021, total payments to Welcome to the Dairy, LLC, totaled $1.5 million and $0.1 million, respectively. For the twenty-six weeks ended June 26, 2022 and June 27, 2021, total payments to Welcome to the Dairy, LLC, totaled $3.2 million and $2.7 million, respectively.
14.COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company leases its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. During the thirteen weeks ended June 26, 2022 and June 27, 2021, the Company recorded rent expense of $11.0 million and $8.7 million, respectively. During the twenty-six weeks ended June 26, 2022 and June 27, 2021, the Company recorded rent expense of $21.4 million and $15.5 million, respectively.

Future minimum lease payments under non-cancelable operating leases subsequent to June 26, 2022 are as follows (in thousands):

(dollar amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating Leases	$436,724	$24,130	$50,297	$52,250	$52,104	$50,178	$207,765
Purchase obligations(1)	$2,871	$2,871	$—	$—	$—	$—	$—
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

15.SUBSEQUENT EVENTS
The Company evaluated subsequent events through August 9, 2022, the date its accompanying condensed consolidated financial statements were available to be issued. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

On August 8, 2022, the Company took a number of steps to manage operating expenses (the “Plan”), which included workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, and a reduction of the Company’s real estate footprint by vacating the premises for the existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location (the “Office Move”). The Company expects to incur total pre-tax restructuring and related charges of approximately $8.9 million to $10.7 million, including approximately $0.5 million to $0.8 million of severance and related benefits costs related to the Plan and approximately $8.4 million to $9.9 million of non-cash expenses due to the Office Move. The Company expects to recognize these expenses primarily in the third quarter of fiscal year 2022. The charges that the Company expects to incur are subject to a number of assumptions, primarily related to estimated time to sublease the vacated portion of the sweetgreen Support Center and related sublease rent received, and actual expenses may differ materially from the estimates disclosed above.

In conjunction with the Office Move, the Company’s principal corporate headquarters is now 3102 36th Street, Los Angeles, CA 90018.

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 26, 2022, we owned and operated 166 restaurants in 13 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended June 26, 2022 and June 27, 2021, we had 8 and 9 Net New Restaurant Openings, respectively. During the twenty-six weeks ended June 26, 2022 and June 27, 2021, we had 16 and 10 Net New Restaurant Openings, respectively. Our total count as of June 26, 2022 was 166 restaurants in 13 states and Washington, D.C.

We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally. We have a goal of operating 1,000 restaurants by the end of the decade.
Real Estate Selection
We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites, both in new and existing U.S. markets and in urban and suburban areas, with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach, including our Native Delivery, Marketplace Delivery and Outpost Channels.
Macroeconomic Conditions and the Impact of the COVID-19 Pandemic
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and rationalize spending on food outside the home during weaker economies. As a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods. Throughout our history, our customers have demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings.

While we have historically been able to partially offset inflation and other increases, such as wage increases and increases in cost of goods sold, in the costs of core operating resources by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or in the future. In particular, current and future macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

Additionally, the COVID-19 pandemic has had a significant impact on our results of operations and may continue to affect our operations and financial results for the foreseeable future. While we have seen sales recovery from the impact of the COVID-19 pandemic compared to the thirteen and twenty-six weeks ended June 27, 2021 (particularly in our In-Store Channel), we have seen increased variability in our customer traffic patterns (including as a result of employees returning to offices at a slower rate than anticipated at this stage of the COVID-19 pandemic).

External conditions have become more challenging and uncertain subsequent to the thirteen weeks ended March 27, 2022. Beginning June 2022, we have seen, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of an unprecedented increase in summer travel, a recent wave of COVID cases, a slower than expected return to office and an erratic urban recovery.

As a result of the factors described above, subsequent to the end of our second fiscal quarter, we have implemented, and may in the future have to implement additional, cost cutting measures. Specifically, on August 8, 2022, we took a number of steps to manage operating expenses at our sweetgreen Support Center with a focus of achieving profitability on an Adjusted EBITDA basis (the “Plan”), which included workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, and a reduction of our real estate footprint by vacating the premises for the existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location (the “Office Move”). We expect to incur total pre-tax restructuring and related charges of approximately $8.9 million to $10.7 million, including approximately $0.5 million to $0.8 million of severance and related benefits costs related to the Plan and approximately $8.4 million to $9.9 million of non-cash expenses due to the Office Move. We expect to recognize these expenses primarily in the third quarter of fiscal year 2022. The charges that we expect to incur are subject to a number of assumptions, primarily related to estimated time to sublease the vacated portion of the sweetgreen Support Center and related sublease rent received, and actual expenses may differ materially from the estimates disclosed above.
Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue is lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. However, in 2022, beginning prior to the Memorial Day holiday in the second quarter and into the third quarter, we saw sales growth begin to decelerate, which we believe is due to the factors described above.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost Channel. There have been historical fluctuations in the mix of sales between our various channels. Since the beginning of the COVID-19 pandemic, we have seen a significant increased percentage of sales through our Native Delivery and Marketplace Channels. However, for the thirteen and twenty-six weeks ended June 26, 2022 we have seen a decline in our percentage of sales through our Owned Digital Channels, as compared to prior year periods as well as prior to the COVID-19 pandemic, which may primarily be a result of the termination of the sweetgreen rewards program, which occurred in the second quarter of fiscal year 2021. Due to the fact that our Native Delivery, Outpost, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. Over time, we expect that our margins will improve on our Native Delivery, Outpost, and Marketplace Channels as we scale each of these channels. We intend to achieve this on Native Delivery and Marketplace Channels via successful negotiating of lower third-party delivery fees, and on Outpost via similar negotiation and/or more efficient delivery from couriers.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands )	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net New Restaurant Openings	8	9	16	10
Average Unit Volume (as adjusted)(1)	$2,881	$2,447	$2,881	$2,447
Same-Store Sales Change (%)(2)	16%	86%	24%	9%
Restaurant-Level Profit	$23,048	$12,835	$36,347	$14,938
Restaurant-Level Profit Margin (%)	18%	15%	16%	10%
Adjusted EBITDA	$(7,366)	$(13,822)	$(23,907)	$(34,840)
Adjusted EBITDA Margin (%)	(6)%	(16)%	(11)%	(24)%
Total Digital Revenue Percentage	62%	68%	64%	72%
Owned Digital Revenue Percentage	40%	47%	41%	50%
(1)Our results for the thirteen and twenty-six weeks ended June 27, 2021 have been adjusted to reflect the material, temporary closures of 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic by excluding such restaurants from the Comparable Restaurant Base. Without these adjustments, AUV would have been $2.2 million as of June 27, 2021. No restaurants were excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 26, 2022.
(2)Our results for the thirteen and twenty-six weeks ended June 27, 2021 have been adjusted to reflect the temporary closures of 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic and the temporary closures of 56 restaurants due to civil disturbances that occurred during one week in the second fiscal quarter of fiscal year 2020. Without these adjustments, Same Store Sales Change would have been 106% and 16% for the thirteen and twenty-six weeks ended June 27, 2021, respectively.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new sweetgreen restaurant openings during a given reporting period, net of any permanent sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. As a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 27, 2021. No restaurants were excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 26, 2022.
Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. As a result of temporary closures of 19 restaurants due to the COVID-19 pandemic during fiscal year 2020, Same-Store Sales Change has been adjusted for the thirteen and twenty-six weeks ended June 27, 2021. Additionally, as a result of temporary closures of 56 restaurants due to civil disturbances that occurred during one week in the second fiscal quarter of fiscal year 2020, we excluded only one week from the calculation of Same-Store Sales Change for the thirteen and twenty-six weeks ended June 27, 2021. This is because excluding an entire fiscal month for these restaurants, which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole. This financial measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, other (income) expense, and, in certain periods, impairment of long-lived assets and closed-store costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
Total Digital Revenue Percentage and Owned Digital Revenue Percentage
Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Total Digital Channels. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels.
Components of Results of Operations
Revenue
We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through our three disaggregated revenue channels: Owned Digital Channels, In-Store-Channel (Non-Digital component), and Marketplace Channel. Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenue. We expect revenue to increase as we focus on opening additional restaurants, diversify and expand our menu, make investments in our Owned Digital Channels to attract new customers and increase order frequency in our existing customers, as well as any increases in the price of our menu items.
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
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. Additionally, we have recently experienced an increase in freight related surcharges from our vendors as a result of increased inflation and higher gas prices. However, food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs and inflation, as well as geographic scale and proximity.
Labor and Related Expenses
Labor and related expenses include salaries, bonuses, benefits, payroll taxes, workers compensation expenses, and other expenses related to our restaurant employees. As with other variable expense items, we expect labor costs to grow as our revenue grows. Factors that influence labor costs include each jurisdiction’s minimum wage, payroll tax legislation, inflation, a challenging labor market, benefit costs, health care costs, and the size and location of our restaurants.
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

Operating Expenses
General and Administrative

General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense, brand-related marketing, and Spyce acquisition costs. We also incur expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations, and professional services. As a percentage of revenue, we expect our general and administrative expenses to vary from period to period and decrease over time. Additionally, as a result of current macroeconomic conditions, increased wage rates and costs of goods sold, and softening consumer demand, we have implemented and may in the future have to implement additional cost cutting measures. See the subsection tiled “—Factors Affecting Our Business—Macroeconomic Conditions and the Impact of the Covid-19 Pandemic” above for a description of the Plan we implemented in August 2022.
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
Closed-Store Costs

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
Other (Income) Expense
Other (income) expense consists primarily of changes in the fair value of our contingent consideration liability. We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.

Income Tax Expense
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Results of Operations
Comparison of the thirteen and twenty-six weeks ended June 26, 2022 and June 27, 2021

The following table summarizes our results of operations for the thirteen weeks ended June 26, 2022 and June 27, 2021:

	Thirteen weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Dollar Change	Percentage Change
Revenue	$124,918	$86,212	$38,706	45%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	33,897	23,156	10,741	46%
Labor and related expenses	37,013	26,735	10,278	38%
Occupancy and related expenses	15,826	11,817	4,009	34%
Other restaurant operating costs	15,134	11,669	3,465	30%
Total cost of restaurant operations	101,870	73,377	28,493	39%
Operating expenses:
General and administrative	51,262	26,081	25,181	97%
Depreciation and amortization	11,305	8,408	2,897	34%
Pre-opening costs	2,520	2,506	14	1%
Closed-store costs	152	—	152	100%
Loss on disposal of property and equipment	11	5	6	120%
Total operating expenses	65,250	37,000	28,250	76%
Loss from operations	(42,202)	(24,165)	(18,037)	75%
Interest income	(593)	(109)	(484)	444%
Interest expense	22	23	(1)	(4%)
Other (income) expense	(1,618)	2,804	(4,422)	(158%)
Net loss before income taxes	(40,013)	(26,883)	(13,130)	49%
Income tax expense	20	—	20	100%
Net loss	$(40,033)	$(26,883)	$(13,110)	49%

The following table summarizes our results of operations for the twenty-six weeks ended June 26, 2022 and June 27, 2021:

	Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Dollar Change	Percentage Change
Revenue	$227,509	$147,604	$79,905	54%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	61,003	40,424	20,579	51%
Labor and related expenses	71,315	49,027	22,288	45%
Occupancy and related expenses	30,626	21,865	8,761	40%
Other restaurant operating costs	28,218	21,350	6,868	32%
Total cost of restaurant operations	191,162	132,666	58,496	44%
Operating expenses:
General and administrative	100,934	49,462	51,472	104%
Depreciation and amortization	21,982	16,255	5,727	35%
Pre-opening costs	5,032	3,468	1,564	45%
Closed-store costs	152	—	152	100%
Loss on disposal of property and equipment	19	56	(37)	(66%)
Total operating expenses	128,119	69,241	58,878	85%
Loss from operations	(91,772)	(54,303)	(37,469)	69%
Interest income	(761)	(221)	(540)	244%
Interest expense	45	42	3	7%
Other (income) expense	(1,863)	2,804	(4,667)	(166%)
Net loss before income taxes	(89,193)	(56,928)	(32,265)	57%
Income tax expense	40	—	40	100%
Net loss	$(89,233)	$(56,928)	$(32,225)	57%

Revenue

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Revenue	124,918	86,212	45%	227,509	147,604	54%
Average Unit Volume	2,881	2,447	18%	2,881	2,447	18%
Same-Store Sales Change	16%	86%	(70%)	24%	9%	15%
The increase in revenue for the thirteen weeks ended June 26, 2022 was primarily due to an increase of $24.7 million due to 46 Net New Restaurant Openings during or subsequent to thirteen weeks ended June 27, 2021. The remaining increase was due to an increase in Comparable Restaurant Base revenue of $14.0 million, resulting in a positive Same-Store Sales Change of 16%, consisting of a 10% increase from transactions and a 6% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended June 27, 2021. The increase in transactions is mostly related to recovery from the impact of the COVID-19 pandemic compared to the thirteen weeks ended June 27, 2021.

The increase in revenue for the twenty-six weeks ended June 26, 2022 was primarily due to an increase of $45.1 million due to 47 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 27, 2021. The remaining increase was due to an increase in Comparable Restaurant Base revenue of $34.8 million, resulting in a positive Same-Store Sales Change of 24%, consisting of a 16% increase from transactions and an 8% benefit from menu price increases that were implemented subsequent to the twenty-six weeks ended June 27, 2021. The increase in transactions is mostly related to recovery from the impact of the COVID-19 pandemic compared to the twenty-six weeks ended June 27, 2021 .
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Food, beverage, and packaging	33,897	23,156	46%	61,003	40,424	51%
As a percentage of total revenue	27%	27%	—%	27%	27%	—%

The increase in food, beverage, and packaging costs for the thirteen weeks ended June 26, 2022 was primarily due to a $10.1 million increase in food and beverage costs and a $0.6 million increase in packaging costs. This was primarily due to the 46 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 27, 2021 and an increase in transactions due to recovery from the COVID-19 pandemic compared to the thirteen weeks ended June 27, 2021.

The increase in food, beverage, and packaging costs for the twenty-six weeks ended June 26, 2022 was primarily due to a $19.2 million increase in food and beverage costs and a $1.4 million increase in packaging costs. This was primarily due to the 47 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 27, 2021 and an increase in transactions due to recovery from the COVID-19 pandemic compared to the twenty-six weeks ended June 27, 2021.
As a percentage of revenue, food, beverage, and packaging costs for the thirteen and twenty-six weeks ended June 26, 2022 was flat due to greater sales leverage associated with recovery from the COVID-19 pandemic compared to the thirteen and twenty-six weeks ended June 27, 2021 and the impact of menu pricing increases described above, as well as the termination of the sweetgreen rewards program, which occurred in the second quarter of fiscal year 2021, offset by continued inflationary pressures and higher freight-related surcharges.
Labor and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Labor and related expenses	37,013	26,735	38%	71,315	49,027	45%
As a percentage of total revenue	30%	31%	(1%)	31%	33%	(2%)
The increase in labor and related expenses for the thirteen weeks ended June 26, 2022 was primarily due to the 46 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 27, 2021. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wages.
The increase in labor and related expenses for the twenty-six weeks ended June 26, 2022 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 27, 2021. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets and an increase in bonus expense, including a non-recurring retention bonus paid during the first quarter of fiscal year 2022, as we focus on employee retention.
As a percentage of revenue, the decrease in labor and related expenses for the thirteen and twenty-six weeks ended June 26, 2022 was primarily due to greater sales leverage associated with recovery from the impact of the COVID-19 pandemic compared to the thirteen and twenty-six weeks ended June 27, 2021, simplification of our operating model, and the impact of menu price increases described above, partially offset by the increases noted above.
Occupancy and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Occupancy and related expenses	15,826	11,817	34%	30,626	21,865	40%
As a percentage of total revenue	13%	14%	(1%)	13%	15%	(2%)
The increase in occupancy and related expenses for the thirteen weeks ended June 26, 2022 was primarily due to the 46 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 27, 2021. Further, the additional increase was due to higher COVID-19 related rent abatement received for multiple restaurant locations during the thirteen weeks ended June 27, 2021 compared to the thirteen weeks ended June 26, 2022.
The increase in occupancy and related expenses for the twenty-six weeks ended June 26, 2022 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 27, 2021. Further, the additional increase was due to higher COVID-19 related rent abatement received for multiple restaurant locations during the twenty-six weeks ended June 27, 2021 compared to the twenty-six weeks ended June 26, 2022.
As a percentage of revenue, the decrease in occupancy and related expenses for the thirteen and twenty-six weeks ended June 26, 2022 was primarily due to greater sales leverage associated with recovery from the impact of the COVID-19 pandemic compared to the thirteen and twenty-six weeks ended June 27, 2021 and the menu price increases described above, partially offset by the impact of the rent abatement received for multiple restaurant locations during the thirteen and twenty-six weeks ended June 27, 2021.
Other Restaurant Operating Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Other restaurant operating costs	15,134	11,669	30%	28,218	21,350	32%
As a percentage of total revenue	12%	14%	(2)%	12%	14%	(2)%
The increase in other restaurant operating costs for the thirteen weeks ended June 26, 2022 was primarily due to a $1.2 million increase in delivery fees from the growth in transaction volume from our Native Delivery, Outpost, and Marketplace Channels, a $1.0 million increase in credit card and online related processing fees, related to the increases in revenue, and a $1.2 million increase in kitchen, cleaning and related supplies to support the increase in restaurants described above.
The increase in other restaurant operating costs for the twenty-six weeks ended June 26, 2022 was primarily due to a $2.2 million increase in delivery fees from the growth in transaction volume from our Native Delivery, Outpost, and Marketplace Channels, a $1.8 million increase in credit card and online related processing fees, related to the increases in revenue, a $0.3 million increase in paid advertising, and a $2.5 million increase in kitchen, cleaning and related supplies to support the increase in restaurants described above.
As a percentage of revenue, the decrease in other restaurant operating costs for the thirteen and twenty-six weeks ended June 26, 2022 was due to greater sales leverage associated with recovery from the impact of the COVID-19 pandemic compared to the thirteen and twenty-six weeks ended June 27, 2021 and the impact of menu pricing increases described above partially offset by continued inflationary pressures.

Operating Expenses
General and Administrative

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
General and administrative	51,262	26,081	97%	100,934	49,462	104%
As a percentage of total revenue	41%	30%	11%	44%	34%	10%
The increase in general and administrative expenses for the thirteen weeks ended June 26, 2022 was primarily due to a $21.3 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our IPO. We had $3.5 million of expenses related to our investment in Spyce (see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report) of which $3.3 million is related to research and development and $0.2 million is non-recurring acquisition related costs. Additionally, we incurred increased expenses of approximately $1.7 million as we transitioned to operating as a public company, consisting of a $1.0 million increase in directors and officers liability insurance cost and a $0.7 million increase in accounting-related fees. Finally, we had a $0.9 million increase in rent and related expense, a $0.6 million increase in marketing and advertising, and a $0.3 million increase in office systems, as we continue to focus on growth and scalability. These costs were offset by a $2.3 million decrease in management salaries and benefits, including bonus, a $0.1 million decrease in COVID-19 related costs, and a $0.7 million decrease in other general and administrative costs.
The increase in general and administrative expenses for the twenty-six weeks ended June 26, 2022 was primarily due to a $42.3 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our IPO. We had $5.1 million of expenses related to our investment in Spyce (see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report) of which $4.7 million is related to research and development and $0.4 million is non-recurring acquisition related costs. Additionally, we incurred increased expenses of approximately $3.0 million as we transitioned to operating as a public company, consisting of a $2.0 million increase in directors and officers liability insurance cost and a $1.0 million increase in accounting-related fees. Finally, we had a $1.4 million increase in rent and related expense, a $1.3 million increase in marketing and advertising, a $1.2 million increase in office systems, as we continue to focus on growth and scalability, and a $0.1 million increase in COVID 19-related costs, as we continue to support our employees. These costs were offset by a $2.0 million decrease in management salaries and benefits, including bonus, and a $1.0 decrease in other general and administrative costs.

As a percentage of revenue, the increase in general and administrative expenses for the twenty-six weeks ended June 26, 2022 was primarily due to the increases noted above, partially offset by the increase in revenue.
Depreciation and Amortization

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Depreciation and amortization	11,305	8,408	34%	21,982	16,255	35%
As a percentage of total revenue	9%	10%	(1%)	10%	11%	(1%)
The increase in depreciation and amortization for the thirteen weeks ended June 26, 2022 was primarily due to the 46 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 27, 2021, and an increase of internally developed software to support our digital growth.
The increase in depreciation and amortization for the twenty-six weeks ended June 26, 2022 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 27, 2021, and an increase of internally developed software to support our digital growth.

As a percentage of revenue, the decrease in depreciation and amortization for the thirteen and twenty-six weeks ended June 26, 2022 was primarily due to comparatively higher revenue in the current period, partially offset by the increases noted above.
Pre-Opening Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Pre-opening costs	2,520	2,506	1%	5,032	3,468	45%
As a percentage of total revenue	2%	3%	(1%)	2%	2%	0%
The increase in pre-opening costs for the thirteen weeks ended June 26, 2022 was due to timing of such openings offset by the decrease from 9 Net New Restaurant Openings in the thirteen weeks ended June 27, 2021 to 8 Net New Restaurant Openings in the thirteen weeks ended June 26, 2022.
The increase in pre-opening costs for the twenty-six weeks ended June 26, 2022 was primarily due to an increase from 10 Net New Restaurants in the twenty-six weeks ended June 27, 2021 to 16 Net New Restaurant Openings in the twenty-six weeks ended June 26, 2022, as well as the timing of such openings.

As a percentage of revenue, the decrease in pre-opening costs in the thirteen weeks ended June 26, 2022 compared to the thirteen weeks ended June 27, 2021 was due to comparatively higher revenue in the current period, partially offset by the increases noted above. As a percentage of revenue, pre-opening costs were flat in the twenty-six weeks ended June 26, 2022 compared to the twenty-six weeks ended June 27, 2021, due to comparatively higher revenue, offset by the increased number of Net New Restaurant Openings, as well as the timing of such openings, discussed above.
Closed-Store Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Closed-store costs	152	—	N/A	152	—	N/A
As a percentage of total revenue	—%	—%	0%	—%	—%	0%

During the thirteen and twenty-six weeks ended June 26, 2022, we recorded non-cash closed-store costs of $0.2 million associated with our second Spyce location.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Loss on disposal of property and equipment	11	5	120%	19	56	(66%)
As a percentage of total revenue	—%	—%	—%	—%	—%	—%
The decrease in loss on disposal of property and equipment was due to a decrease in furniture, equipment and fixture replacements at multiple restaurants for both the thirteen and twenty-six weeks ended June 26, 2022, as our focus has been on opening new locations.

Interest Income and Interest Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Interest income	(593)	(109)	444%	(761)	(221)	244%
Interest expense	22	23	(4%)	45	42	7%
Total interest income, net	$(571)	$(86)	564%	$(716)	$(179)	300%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

The increase in interest income, net, was primarily due to higher average cash balances during both the thirteen and twenty-six weeks ended June 26, 2022, as well as the impact of an increase in interest rates on our money market cash accounts.
Other (Income) Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	Percentage Change	June 26, 2022	June 27, 2021	Percentage Change
Other (income) expense	(1,618)	2,804	N/A	(1,863)	2,804	(166)%
As a percentage of total revenue	(1)%	3%	(4)%	(1)%	2%	(3%)
The change in other (income) expense for both the thirteen and twenty-six weeks ended June 26, 2022 was primarily due to a decrease in the fair value of our contingent consideration, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
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

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, other (income) expense, and, in certain periods, impairment of long-lived assets and closed-store costs. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Loss from operations	$(42,202)	$(24,165)	$(91,772)	$(54,303)
Add back:
General and administrative	51,262	26,081	100,934	49,462
Depreciation and amortization	11,305	8,408	21,982	16,255
Pre-opening costs	2,520	2,506	5,032	3,468
Closed-store costs	152	—	152	—
Loss on disposal of property and equipment(1)	11	5	19	56
Restaurant-Level Profit	$23,048	$12,835	$36,347	$14,938
Loss from operations margin	(34)%	(28)%	(40)%	(37)%
Restaurant-Level Profit Margin	18%	15%	16%	10%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net loss	$(40,033)	$(26,883)	$(89,233)	$(56,928)
Non-GAAP adjustments:
Income tax expense	20	—	40	—
Interest income	(593)	(109)	(761)	(221)
Interest expense	22	23	45	42
Depreciation and amortization	11,305	8,408	21,982	16,255
Stock-based compensation(1)	23,207	1,877	45,372	3,099
Loss on disposal of property and equipment(2)	11	5	19	56
Closed-store costs(3)	152	—	152	—
Other expense/(income)(4)	(1,618)	2,804	(1,863)	2,804
Spyce acquisition costs(5)	161	53	340	53
Adjusted EBITDA	$(7,366)	$(13,822)	$(23,907)	$(34,840)
Net loss margin	(32)%	(31)%	(39)%	(39)%
Adjusted EBITDA Margin	(6)%	(16)%	(11)%	(24)%
__________
__
(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Closed-store costs include non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income.
(4)Other expense/(income) includes the change in fair value of the contingent consideration. See Notes 1 and 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Liquidity and Capital Resources

Sources and Material Cash Requirements
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our initial public offering (“IPO”), from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of June 26, 2022 and December 26, 2021, we had $407.0 million and $472.0 million in cash and cash equivalents, respectively. As of June 26, 2022 we had a $35.0 million revolving debt facility with EagleBank, of which we had access to $34.1 million after entering into a $950,000 irrevocable standby Letter of Credit under the facility on May 9, 2022. As of June 26, 2022, there have been no draws on the revolving facility. With the completion of our IPO, based on our current operating plan, we believe our existing cash and cash equivalents and available revolving loan balances, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the team member and customer experience in our restaurants, research and development costs, working capital and general corporate needs. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items.

The following table presents our material cash requirements for future periods:

(amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$436,724	$24,130	$50,297	$52,250	$52,104	$50,178	$207,765
Purchase obligations(1)	$2,871	$2,871	$—	$—	$—	$—	$—
(1)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.

Credit Facility

On December 14, 2020, we refinanced our previously existing 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, the “2020 Credit Facility”). The 2020 Credit Facility allows us to borrow (i) up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility which expired on December 14, 2021 and which was never drawn on. The refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if we incur any Permitted Convertible Debt or Permitted Unsecured Indebtedness (each as defined in the 2020 Credit Facility), then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of the Permitted Convertible Debt or Permitted Unsecured Indebtedness, as applicable. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of June 26, 2022 and December 26, 2021, we had no outstanding balance under the 2020 Credit Facility.

Under the 2020 Credit Facility, we are required to maintain liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) in amount no less than the trailing 90-day cash burn. We were in compliance with the applicable financial covenants as of June 26, 2022 and December 26, 2021.

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

On May 9, 2022, the Company and EagleBank amended the 2020 Credit Facility to allow for borrowings for the issuance of Letters of Credit of up to $1.5 million. In connection therewith, the Company entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers compensation insurance policy.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Twenty-six weeks ended June 26, 2022	Twenty-six weeks ended June 27, 2021
Net cash used in operating activities	(17,916)	(27,582)
Net cash used in investing activities	(50,115)	(41,423)
Net cash provided by financing activities	2,927	115,926
Net increase (decrease) in cash and cash equivalents and restricted cash	$(65,104)	$46,921
Operating Activities

For the twenty-six weeks ended June 26, 2022, cash used in operating activities decreased $9.7 million compared to the twenty-six weeks ended June 27, 2021. The decrease was primarily due to a $11.3 million reduction in loss after excluding non-cash items, partially offset by the impact of unfavorable working capital fluctuations of $1.6 million.
The unfavorable working capital fluctuations were primarily due to a $10.3 million increase in cash outflow related to the timing of accrued payroll and benefits, timing of rent payments previously deferred as part of COVID negotiations with landlords, timing of payment of legal settlements, and timing of payments in the ordinary course of business. These unfavorable fluctuations were partially offset by increased collection of our tenant improvement receivables.
Investing Activities
For the twenty-six weeks ended June 26, 2022, cash used in investing activities increased $8.7 million compared to the twenty-six weeks ended June 27, 2021 primarily due to an $8.7 million increase in the purchases of property and equipment, due to an increase in new restaurants. In addition, purchases of intangible assets decreased by $0.6 million, which was offset by an increase in security deposits and lease acquisition costs paid of $0.6 million.
Financing Activities
For the twenty-six weeks ended June 26, 2022, cash provided by financing activities decreased $113.0 million compared to the twenty-six weeks ended June 27, 2021, primarily due to proceeds received from preferred stock issuances, net of issuance costs, of $113.8 million during the twenty-six weeks ended June 27, 2021. In addition, proceeds received from stock option exercises decreased by $0.8 million, which was offset by a reduction in deferred offering costs paid of $1.6 million.
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
Emerging Growth Company
We are currently an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups (“JOBS”) Act. The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

Based on the aggregate worldwide market value of our voting and non-voting common equity held by our non-affiliates as of June 26, 2022, pursuant to Rule 12b-2 of the Exchange Act, we will lose our emerging growth company status on December 25, 2022, at which point, we will qualify as a large accelerated filer and therefore will not be able to take advantage of these exemptions.

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

Macroeconomic Risks and the Impact of the COVID-19 Pandemic

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of a potential recession. These macroeconomic conditions can negatively impact consumer discretionary spend for our products. External conditions have become more challenging and uncertain subsequent to the thirteen weeks ended March 27, 2022. Beginning June 2022, we have seen, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of an unprecedented increase in summer travel, a recent wave of COVID cases, a slower than expected return to office and an erratic urban recovery. In order to mitigate these risks, we have implemented, and may in the future have to implement additional, cost cutting measures, as described in Item 5 below.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended June 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
Except as described below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2021.

Risks Related to Our Business, Our Brand and Our Industry

Changes in economic conditions and the customer behavior trends they drive, including long-term customer behavior trends during and following the COVID-19 pandemic, which are uncertain, could have an adverse effect on our business, financial condition, and results of operations.

The restaurant industry depends on customer discretionary spending. The United States in general, or the specific markets in which we operate, may suffer from depressed economic activity, recessionary economic cycles, inflation, higher fuel or energy costs, low customer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect customer discretionary spending. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, including as a result of inflation. Traffic in our restaurants and the volume of pickup or our Native Delivery, Outpost, and Marketplace Channels could decline if customers choose to reduce the amount they spend on meals or choose to spend more on food from grocery stores as opposed to our ordering from our restaurants. Negative economic conditions from time to time might cause customers to make long-term or permanent changes to their discretionary spending behavior, including as it relates to dining out, picking up, or ordering delivery. For example, our customers may choose to order from us less frequently, purchase meals at a lower-priced competitor or order through a delivery marketplace, such as Uber Eats or DoorDash, which could have an adverse effect on our business, financial condition, and results of operations. COVID-19 has had a negative impact on our assumptions for restaurant level cash flows, which resulted in elevated impairment charges in fiscal year 2021. Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of a potential recession. These macroeconomic conditions can negatively impact consumer discretionary spend for our products. External conditions have become more challenging and uncertain subsequent to the thirteen weeks ended March 27, 2022. Beginning June 2022, we have seen, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of an unprecedented increase in summer travel, a recent wave of COVID cases, a slower than expected return to office and an erratic urban recovery. In addition, in August 2022, we took a number of steps to manage operating expenses at our sweetgreen Support Center with a focus of achieving profitability on an Adjusted EBITDA basis (the “Plan”), which included workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center and a reduction of our real estate footprint at our sweetgreen Support Center, pursuant to which we expect to incur significant cash and non-cash charges primarily in the third quarter of fiscal year 2022. The Plan may not have the intended effect. Further negative trends in sales, including as a result of the impact of the COVID-19 pandemic or as a result of prolonged adverse changes in macroeconomic conditions, could cause us in the future to, among other things, further reduce our workforce, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling our existing restaurants, or recognize further asset impairment charges.

The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. Our current and future sales and results of operations may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak customer demand, a decrease in customer discretionary spending, political instability, prolonged periods of corporate employees working from home or other changes. The significance of the operational and financial impact to us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.

Further, during the COVID-19 pandemic, our in-restaurant foot traffic has significantly declined, our Outpost Channel has significantly diminished, and our Native Delivery and Marketplace Channels have significantly increased . Recently, we have seen increased sales in our In-Store Channel, but it has not recovered to pre-pandemic levels, and it is uncertain if it ever will. Both short and long-term customer behavior trends are uncertain for all of our channels and the duration of such trends is unknown. In particular, it is uncertain whether, and how frequently, workers will return to offices in urban centers, such as midtown Manhattan or downtown Chicago, on a consistent basis, and even if they do, whether they will have a more flexible work schedule, which could reduce our revenues at our urban locations. To date, employees have returned to offices at a slower rate than anticipated at this stage of the COVID-19 pandemic. If the shift toward remote work continues even after the COVID-19 pandemic has abated or ended and workers do not return to offices in urban centers, or work from those locations less frequently, our business, financial condition, and results of operations could be adversely affected for an uncertain period of time, even if customers otherwise resume pre-pandemic levels of discretionary spending. Additionally, as consumer behavior trends have changed during and following the COVID-19 pandemic, we have seen an unprecedented increase in summer travel, which may impact the demand for our products. As a result of all of these factors, we may make the decision to temporarily or permanently close certain of our impacted locations.

If we are not able to hire, train, reward, and retain a qualified workforce and/or if we are not able to appropriately optimize our workforce or effectively manage our growth in our restaurants, our growth plan and profitability could be adversely affected.

We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our customers, which we refer to as the “sweet touch.” In addition, our ability to continue to open new restaurants depends on our ability to recruit, train and retain high-quality restaurant team members to manage, lead and work in our restaurants. Maintaining appropriate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning, which has become more complex due to recent significant staffing and hiring issues in the restaurant industry throughout the country, as well as laws related to wage and hour violations or predictive scheduling (“fair workweek”) in many of our markets and New York City’s “just cause” termination legislation applicable to our industry, which went into effect in July 2021. Additionally, we have historically had high turnover rates. Moreover, our team member turnover for our non-leadership positions increased in the second half of fiscal year 2021 and continued to increase into the first half of fiscal 2022, which we believe was consistent with the significant staffing and hiring challenges throughout the industry. We believe our high turnover rate is caused by a number of factors, including that our restaurants tend to be very busy during peak lunch and dinner hours, and that our restaurant employees perform a significant amount of prep work in our restaurants. We have taken, and will continue to take, a number of steps in order to reduce our turnover, but we cannot be certain that our turnover rates will decrease, and they may continue to increase in the future. If we fail to appropriately plan our workforce and/or fail to reduce our turnover at our restaurants, it could adversely impact guest satisfaction, operational efficiency, and restaurant profitability.

Moreover, to optimize our organizational structure, including in response to the COVID-19 pandemic and recent macroeconomic conditions and their impact on our business, since the beginning of fiscal year 2020, we have undergone reductions in workforce at our sweetgreen Support Center, including most recently in the third quarter of fiscal year 2022 and may in the future implement other reductions in workforce or restructurings. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, delay in development of critical technology or business optimization programs due to gaps in knowledge transfer and new employee ramp up time, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. The COVID-19 pandemic and recent low levels of unemployment have also resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive, both in our restaurants and in our sweetgreen Support Center. However, in connection with the Plan, in the third quarter of fiscal year 2022 we are proposing changes to certain employee benefit programs in our restaurants and in our sweetgreen Support Center to be more in line with industry benchmarks, which could have an impact on our ability to recruit and retain team members or corporate employees. If we fail to recruit and retain restaurant team members or corporate employees in a timely or efficient manner or experience higher employee turnover levels in either our restaurants or sweetgreen Support Center, our ability to open new restaurants and grow sales at existing restaurants may be adversely affected, and we may experience higher than projected labor costs and otherwise impact our Restaurant Level Profit Margin. In addition, if we fail to adequately monitor and proactively respond to employee dissatisfaction or complaints, it could lead to poor employee satisfaction, higher turnover, litigation, and unionization efforts, which have started to become more prevalent in the hospitality industry.

We have incurred significant losses since inception. We expect our operating expenses to increase significantly in the foreseeable future, as we grow our business, increase our new restaurant openings, and invest into new technology, and we may not achieve profitability.

We have incurred significant losses since inception, and we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future, in particular, as we continue to: open new restaurants within existing and new markets; launch new restaurant formats; offer promotions; invest in our multiple product channels, including our Owned Digital Channels, and our Marketplace Channel, and other corporate infrastructure at our sweetgreen Support Center; expand marketing channels and operations; hire additional employees and increase other general and administrative costs; add new products and offerings; and develop, enhance or invest in technologies to help grow our business, including our acquisition of Spyce Food Co. (“Spyce”) and any other investments to automate portions of our ingredient preparation and menu item assembly as well as investments to improve our smartphone application. Additionally, our restaurants require costly ongoing maintenance and renovations, and we may need to temporarily close our restaurants while we perform maintenance and renovations, which could further affect our results of operations. As a result, our net losses may increase while we continue our planned expansion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, and even if we do, we may not be able to maintain or increase profitability. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset expenses. For example, in the third quarter of fiscal year 2022, we implemented the Plan, with a focus of achieving profitability on an Adjusted EBITDA basis,. If as a result of current macroeconomic conditions, wage rates or costs of goods sold continue to increase, or if consumer demand continues to soften, we may have to implement additional cost cutting measures in order to achieve profitability, and such measures may or may not be successful.

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

Our success depends in large part on our ability to persuade customers that food made with higher-quality, locally sourced ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to increase our pricing, or change our advertising or promotional strategies, which could adversely affect our business, financial condition, and results of operations or the brand identity that we have tried to create. We have increased our pricing several times in the past few years (including in 2021 and 2022) and may increase prices further in the future due to the increased costs of labor or ingredients or other factors, which could negatively affect the loyalty of our existing customers and cause them to reduce their spending with us or impact our ability to acquire new customers, particularly as we expand our footprint into new geographies where customers might have greater price sensitivity. If customers are not persuaded that we offer a good value for their money, we may not be able to grow or maintain our customer base, which would have an adverse effect on our business, financial condition, and results of operations. Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of a potential recession. These macroeconomic conditions can negatively impact consumer discretionary spend for our products. External conditions have become more challenging and uncertain subsequent to the the thirteen weeks ended March 27, 2022. Beginning June 2022, we have seen, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of an unprecedented increase in summer travel, a recent wave of COVID cases, a slower than expected return to office and an erratic urban recovery.

Changes in commodity and other operating costs, particularly due to climate change, could adversely affect our results of operations.

The profitability of our restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities and distribution, and other operating costs. Additionally, the commodity markets, including markets for key items, such as chicken, kale, and avocado, will likely continue to increase over time and may also become volatile due to climate conditions and other macroeconomic conditions, all of which are beyond our control and, in many instances, extreme and unpredictable (such as more frequent and/or severe fires and hurricanes). We can only partially address future price risk due to climate change through hedging and other activities, and therefore increases in commodity costs, particularly due to climate change, could have an adverse impact on our ability to achieve or maintain profitability. There can be no assurance that future cost increases can be offset by increased menu prices or that current or future menu prices will be fully absorbed by our guests without any resulting change to their demand for our products. In addition, there can be no assurance that we will generate revenue growth in an amount sufficient to offset inflationary or other cost pressures, particularly with the high rates of inflation in 2021 and 2022. Additionally, in the third quarter of fiscal year 2022, we implemented the Plan, with a focus of achieving profitability on an Adjusted EBITDA basis, which included workforce reductions of approximately 5% of our employees at the sweetgreen Support Center and a reduction of our real estate footprint at the sweetgreen Support Center, pursuant to which we expect to incur significant cash and non-cash charges primarily in the third quarter of fiscal year 2022. If as a result of current macroeconomic conditions, wage rates or costs of goods sold continue to increase, or if consumer demand softens, we may have to implement additional cost cutting measures.

The profitability of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, electric and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We have recently experienced an increase in freight related surcharges from our vendors as a result of increased inflation and higher gas prices.

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

To continue to execute our growth strategy, we also must identify, hire, and retain highly skilled personnel. In particular, in connection with increasing our store count as well as our expansion into new revenue channels and new restaurant formats that rely on online ordering platforms and focus on the digital customer, such as our Native Delivery, Outpost, and Marketplace Channels, we must identify, hire and retain highly skilled software engineers, the hiring of which is competitive, and for which we may not be successful. In addition, since the beginning of fiscal year 2020, we have undergone reductions in workforce at our sweetgreen Support Center including most recently in the third quarter of fiscal year 2022, and we may take similar actions in the future. Failure to retain or identify, hire, and motivate necessary key personnel could have an adverse effect on our business, financial condition, and results of operations.

Failure to maintain our corporate culture could have an adverse effect on our business, financial condition, and results of operations.

We believe that a critical component of our success has been our corporate culture and the internal advancement of our corporate values. We have invested substantial time and resources in building our team, both at our sweetgreen Support Center and within our restaurants. In the future, we may find it difficult to maintain the innovation, teamwork, passion, and focus on execution that we believe are important aspects of our corporate culture. For example, we have undergone reductions in workforce at our sweetgreen Support Center since the beginning of fiscal year 2020, including most recently in the third quarter of fiscal year 2022, and the general impact of the COVID-19 pandemic, including our more flexible work-from-home policy, have negatively impacted and may continue to negatively impact our corporate culture and company morale. Additionally, in connection with the Plan, in the third quarter of fiscal year 2022 we are proposing changes to certain employee benefit programs in our restaurants and in our sweetgreen Support Center to be more in line with industry benchmarks. These changes could have an impact on our brand, corporate culture and company morale.

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

We operate our restaurants and our sweetgreen Support Center in leased properties subject to long-term, non-cancelable leases. If we are unable to secure new leases on favorable terms, terminate unfavorable leases, or renew or extend favorable leases, our profitability may suffer.

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

We are obligated under long-term, non-cancelable leases for almost all of our restaurants and both phases of our sweetgreen Support Center. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Certain of our restaurant leases also provide for contingent rental payments based on sales thresholds. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. While we were successful in negotiating certain rent abatements with some of our landlords as a result of the COVID-19 pandemic, if an existing or future restaurant is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease (or negotiate a buyout with the landlord) including, among other things, paying the base rent for the balance of the lease term. For example, we recently implemented the Plan pursuant to which we vacated the premises for the existing sweetgreen Support Center and moved to a smaller office space adjacent to its existing location, and in connection with which we expect to incur material charges, including approximately $8.4 million to $9.9 million of non-cash expenses due to the Office Move. We expect to primarily recognize these expenses in the third quarter of fiscal year 2022. To date, we have been unsuccessful in subleasing the vacated portion of the sweetgreen Support Center, and it is unknown if we will be successful in doing so, and if so, on what commercial terms.

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

Risks Related to Ownership of Our Class A Common Stock

Our founders have pledged a portion of their shares of our stock to secure certain personal loan obligations. If those pledged shares are sold in forced sales under the loan documents, such sales could cause the price of our Class A common stock to decline.

Each of our founders, Jonathan Neman, Nicolas Jammet, and Nathaniel Ru, has pledged a portion of his Class B common stock in our company to secure personal loan obligations. These pledges are permitted pursuant to a Founders Pledging Policy as approved by the Company’s board of directors. Each founder is required to maintain a level of collateral coverage to support his loan, which fluctuates with the price of our Class A common stock and the value of other collateral. The market price of our Class A common stock continues to be volatile, and previously resulted in a temporary collateral shortfall for certain of our founders. If the price of our Class A common stock declines significantly in the future, one or more founders may again fail to satisfy the required level of collateral coverage, and as a result the lender may have the right to sell such founder’s pledged shares to satisfy such founder’s loan obligations. Any such sales could cause the price of our Class A common stock to decline further.

General Risk Factors

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
a.being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
b.not being required to comply with the auditor attestation requirements of Section 404;
c.not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
d.reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
e.exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to take advantage of the extended transition period for adopting new or revised accounting standards under the JOBS Act as an emerging growth company. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, when we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

Based on the aggregate worldwide market value of our voting and non-voting common equity held by our non-affiliates as of June 26, 2022, pursuant to Rule 12b-2 of the Exchange Act, we will lose our emerging growth company status on December 25, 2022, at which point, we will qualify as a large accelerated filer and therefore will not be able to take advantage of these exemptions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On August 8, 2022, we took a number of steps to manage operating expenses, with a focus of achieving profitability on an Adjusted EBITDA basis (the “Plan”), which included workforce reductions affecting approximately 5% of employees at our Support Center, and a reduction of our real estate footprint by vacating the premises for the existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location (the “Office Move”). We expect to incur total pre-tax restructuring and related charges of approximately $8.9 million to $10.7 million, including approximately $0.5 to $0.8 million of severance and related benefits costs and approximately $8.4 million to $9.9 million of non-cash expenses due to the Office Move. We expect to recognize these expenses primarily in the third quarter of fiscal year 2022. The charges that we expect to incur are subject to a number of assumptions, primarily related to estimated time to sublease the vacated portion of our Support Center and related sublease rent received, and actual expenses may differ materially from the estimates disclosed above.
ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1	Amendment No. 2 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of May 9, 2022, by and between the Registrant and EagleBank.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: August 9, 2022	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)