Form 10-Q
period 2022-09-25
Sweetgreen, Inc.
filed 2022-11-09
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2022
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

The registrant had 97,322,925 shares of Class A common stock and 13,477,303 shares of Class B common stock as of November 2, 2022.

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
•our expectations regarding the effects of inflation, increased interest rates, and an economic downturn, on our business, including on labor rates and supply chain costs, as well as any future pricing actions taken in an effort to mitigate the effects of inflation;
•our expectations regarding our customers’ willingness to pay our prices for higher quality food;
•our growth strategy and business aspirations, including our goal of operating 1,000 restaurants by the end of the decade;
•our focus on opening additional restaurants, diversifying and expanding our menu, making investments in our Owned Digital Channels to attract new customers and increasing order frequency from our existing customers;
•our expectations regarding the effects of the plan we implemented in August 2022 to manage operating expenses;
•our expectations regarding the impact of automation on our operating model;
•our bold vision to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect;
•potential future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements;
•our ability to achieve or maintain profitability; and
•our ability to effectively manage and scale our supply chain.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 Part II, Item 1A in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2022, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment.

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

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry
i

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. Historically, a restaurant has been considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. One restaurant was excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 25, 2022 due to temporary closures. No restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 26, 2021.

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

Key Metrics and Non-GAAP Financial Measures

For definitions of our key metrics, Average Unit Volume (“AUV”), Net New Restaurant Openings, Same-Store Sales Change, Total Digital Revenue Percentage, and Owned Digital Revenue Percentage, see the section titled
ii

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

Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information, including the limitations of such measures, and a reconciliation of each of these measures to the most directly comparable financial measures stated in accordance with GAAP.

iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of September 25, 2022	As of December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$381,035	$471,971
Accounts receivable	4,579	2,644
Inventory	1,202	903
Prepaid expenses	10,087	13,763
Tenant improvement receivable	15,148	16,695
Current portion of lease acquisition costs	627	525
Other current assets	815	155
Total current assets	413,493	506,656
Property and equipment, net	208,270	180,666
Goodwill	35,970	35,970
Intangible assets, net	30,670	32,868
Lease acquisition costs, net	5,512	4,391
Security deposits	1,609	1,770
Other assets	4,543	—
Restricted cash	166	328
Total assets	$700,233	$762,649
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,688	$11,197
Accrued expenses	16,543	16,338
Accrued payroll	11,464	12,093
Gift cards and loyalty liability	1,643	1,839
Current portion of deferred rent liability	7,100	6,061
Other current liabilities	2,175	—
Total current liabilities	47,613	47,528
Deferred rent liability, net of current portion	49,709	38,402
Accrued payroll, net of current portion	—	2,500
Contingent consideration liability	18,322	20,477
Other non-current liabilities	967	500
Deferred income tax liabilities	184	125
Total liabilities	$116,795	$109,532
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 97,275,477 and 95,868,394 Class A shares issued and outstanding as of September 25, 2022 and December 26, 2021, respectively; 300,000,000 Class B shares authorized, 13,477,303 and 13,477,303 Class B shares issued and outstanding as of September 25, 2022 and December 26, 2021, respectively	111	109
Additional paid-in capital	1,196,173	1,129,224
Accumulated deficit	(612,846)	(476,216)
Total stockholders’ equity	583,438	653,117
Total liabilities and stockholders’ equity	$700,233	$762,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue	$124,026	$95,844	$351,535	$243,448
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	34,474	26,701	95,477	67,125
Labor and related expenses	38,006	30,316	109,321	79,343
Occupancy and related expenses	17,188	14,053	47,815	35,919
Other restaurant operating costs	14,535	11,640	42,753	33,001
Total restaurant operating costs	104,203	82,710	295,366	215,388
Operating expenses:
General and administrative	41,381	28,944	142,313	78,395
Depreciation and amortization	11,887	9,303	33,870	25,558
Pre-opening costs	3,061	2,789	8,093	6,256
Impairment of long-lived assets and closed-store costs	1,693	4,415	1,845	4,415
Loss on disposal of property and equipment	21	—	41	56
Restructuring charges	11,081	—	11,081	—
Total operating expenses	69,124	45,451	197,243	114,680
Loss from operations	(49,301)	(32,317)	(141,074)	(86,620)
Interest income	(1,644)	(78)	(2,406)	(299)
Interest expense	23	23	68	65
Other (income) expense	(303)	(2,196)	(2,166)	608
Net loss before income taxes	(47,377)	(30,066)	(136,570)	(86,994)
Income tax expense	20	—	60	—
Net loss	$(47,397)	$(30,066)	$(136,630)	$(86,994)
Earnings per share:
Net loss per share basic and diluted	$(0.43)	$(1.58)	$(1.24)	$(4.88)
Weighted average shares used in computing net loss per share basic and diluted	110,375,126	19,084,124	109,848,272	17,836,525
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended September 25, 2022 and September 26, 2021
	Preferred Stock		Class S Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 27, 2021	69,231,197	$614,496	—	$—	17,635,784	$18	$26,523	$(4,000)	$(379,969)	$(357,428)
Net loss	—	—	—	—	—	—	—	—	(30,066)	(30,066)
Exercise of stock options	—	—	—	—	4,243,589	4	21,546	—	—	21,550
Exercise of common stock warrants	—	—	—	—	14,333	—	32	—	—	32
Issuance of Class S Stock	—	—	1,843,493	2	—	—	30,702	—	—	30,704
Stock-based compensation expense	—	—	—	—	—	—	2,832	—	—	2,832
Repayment of related party loan	—	—	—	—	—	—	1,159	4,000	—	5,159
Balances at September 26, 2021	69,231,197	$614,496	1,843,493	$2	21,893,706	$22	$82,794	$—	$(410,035)	$(327,217)

Balances at June 26, 2022	—	$—	—	$—	109,963,357	$110	$1,177,522	$—	$(565,449)	$612,183
Net loss	—	—	—	—	—	—	—	—	(47,397)	(47,397)
Exercise of stock options	—	—	—	—	258,844	1	1,050	—	—	1,051
Issuance of common stock related to restricted shares	—	—	—	—	530,579	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	17,601	—	—	17,601
Balances at September 25, 2022	—	$—	—	$—	110,752,780	$111	$1,196,173	$—	$(612,846)	$583,438

	For the thirty-nine weeks ended September 25, 2022 and September 26, 2021
	Preferred Stock		Class S Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 27, 2020	62,562,051	$505,638	—	$—	16,731,625	$17	$19,662	$(4,000)	$(323,041)	$(307,362)
Net loss	—	—	—	—	—	—	—	—	(86,994)	(86,994)
Exercise of stock options	—	—	—	—	5,147,748	5	25,310	—	—	25,315
Exercise of common stock warrants	—	—	—	—	14,333	—	32	—	—	32
Issuance of Class S Stock	—	—	1,843,493	2	—	—	30,702	—	—	30,704
Stock-based compensation expense	—	—	—	—	—	—	5,929	—	—	5,929
Issuance of preferred stock (net of issuance costs of $226)	6,669,146	108,858	—	—	—	—	—	—	—	—
Repayment of related party loan	—	—	—	—	—	—	1,159	4,000	—	5,159
Balances at September 26, 2021	69,231,197	$614,496	1,843,493	$2	21,893,706	$22	$82,794	$—	$(410,035)	$(327,217)

Balances at December 26, 2021	—	$—	—	$—	109,345,697	$109	$1,129,224	$—	$(476,216)	$653,117
Net loss	—	—	—	—	—	—	—	—	(136,630)	(136,630)
Exercise of stock options	—	—	—	—	819,454	2	3,976	—	—	3,978
Issuance of common stock related to restricted shares	—	—	—	—	587,629	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	62,973	—	—	62,973
Balances at September 25, 2022	—	$—	—	$—	110,752,780	$111	$1,196,173	$—	$(612,846)	$583,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-nine weeks ended
	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net loss	$(136,630)	$(86,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,870	25,558
Amortization of lease acquisition	402	300
Amortization of loan origination fees	112	68
Loss on fixed asset disposal	41	56
Stock-based compensation	62,973	6,104
Impairment of long-lived assets and closed-store costs	1,845	4,415
Non-cash restructuring charges	9,841	—
Deferred income tax expense	59	—
Change in fair value of contingent consideration liability	(2,155)	—
Change in fair value of preferred stock warrant liability	—	608
Changes in operating assets and liabilities:
Accounts receivable	(1,935)	(1,363)
Tenant improvement receivables	1,547	(10,830)
Inventory	(299)	(213)
Prepaid expenses and other assets	(1,639)	146
Accounts payable	(822)	3,539
Accrued payroll and benefits	(3,129)	10,396
Accrued expenses	205	(3,384)
Gift card and loyalty liability	(196)	(988)
Other non-current liabilities	(517)	—
Deferred rent liability	12,346	16,367
Net cash used in operating activities	(24,081)	(36,215)
Cash flows from investing activities:
Purchase of property and equipment	(65,979)	(60,070)
Purchase of intangible assets	(3,552)	(5,438)
Acquisition, net of cash and cash equivalents acquired	—	(3,340)
Security and landlord deposits	161	242
Lease acquisition costs	(1,625)	(1,140)
Net cash used in investing activities	(70,995)	(69,746)
Cash flows from financing activities:
Proceeds from preferred stock issuance, net of issuance costs	—	113,811
Proceeds from stock option exercise	3,978	25,347
Deferred offering costs paid	—	(3,793)
Proceeds from related party loan	—	5,158
Proceeds from exercise of warrants	—	32
Net cash provided by financing activities	3,978	140,555
Net (decrease) increase in cash and cash equivalents and restricted cash	(91,098)	34,594
Cash and cash equivalents and restricted cash—beginning of year	472,299	102,765
Cash and cash equivalents and restricted cash—end of period	$381,201	$137,359
Supplemental disclosure of cash flow information
Purchase of property and equipment accrued in accounts payable and accrued expenses	$702	$2,431
Non-cash investing and financing activities
Deferred offering costs not yet paid	$—	$1,246
Initial liability associated with Series J warrants	$—	$4,953
Acquisition non-cash consideration	$—	$30,704
Initial liability associated with contingent consideration	$—	$16,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 25, 2022, the Company owned and operated 176 restaurants in 16 states and Washington, D.C. During the thirteen and thirty-nine weeks ended September 25, 2022, the Company had 10 and 26 Net New Restaurant Openings, respectively.
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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports and should be read in conjunction with the consolidated financial statements for the year ended December 26, 2021.
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
Management’s Use of Estimates—The condensed consolidated financial statements have been prepared by the Company in accordance with GAAP and the rules and regulations of the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets, closed-store costs, legal liabilities, fair value of contingent consideration, intangible assets acquired in business combinations, goodwill and stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

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

There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models) and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecasts and anticipated store closures, occurred for certain restaurants during the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021 that required an impairment review of the Company’s long-lived assets. Based on the results of this analysis and management’s intent to close one of its locations, the Company recorded non-cash impairment charges of $1.7 million for the thirteen and thirty-nine weeks ended September 25, 2022. The Company recorded non-cash impairment charges of $4.4 million for the thirteen and thirty-nine weeks ended September 26, 2021, related to certain Company restaurants, as well as to the two restaurants operated by Spyce Food Co. (“Spyce”). See Note 6.

Closed-store costs include non-cash restaurant charges, such as up-front expensing of the net present value of unpaid rent remaining on the life of a lease, offset by assumed sublease income. During the thirty-nine weeks ended September 25, 2022, the Company closed one store operated by Spyce, which was fully impaired in a prior period. This closure resulted in a non-cash expense of $0.2 million, recorded within impairment of long-lived assets and closed-store costs in the consolidated statement of operations.

Restructuring Charges- Restructuring charges are expenses that are paid in connection with reorganization of the Company’s operations, and are considered a type of exit activity in accordance with ASC 420. For the thirteen and thirty-nine weeks ended September 25, 2022, the Company recorded an $11.1 million restructuring charge, in accordance with the aforementioned guidance. These costs were primarily related to a $9.8 million non-cash restructuring expense, due to a reduction of the Company’s real estate footprint by vacating the premises for the existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to abandonment of the long-lived assets associated with the sweetgreen Support Center and $3.0 million related to the future lease liability, offset by assumed sublease income, $0.6 million of severance and related benefits from workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline the Company’s future new restaurant openings, and $0.1 million of other related expenses. As of September 25, 2022, the future lease liability is $2.7 million and is recorded within other current liabilities and other non-current liabilities in the Company’s accompanying condensed consolidated balance sheet.

Business Combinations—The Company utilizes the acquisition method of accounting in any acquisitions or business combinations. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The Company generally obtains third-party valuations to assist it in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. Total research and development excluding any related cost associated with the Spyce acquisition was $0.4 million and $1.4 million for the thirteen and thirty-nine weeks ended September 25, 2022 and recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.

Contingent Consideration - Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value upon the issuance date and is subsequently re-measured to fair value at each reporting date. See Notes 3 and 6. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of September 25, 2022 was $18.3 million.

Changes in fair value of the contingent consideration is recognized within other (income) expense in the accompanying condensed consolidated statement of operations.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of September 25, 2022 and December 26, 2021, were $2.1 million and $1.1 million, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of September 25, 2022	As of December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$381,035	$471,971
Restricted cash, noncurrent	166	328
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$381,201	$472,299
Concentrations of Risk—The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
During the thirteen weeks ended September 25, 2022 and September 26, 2021, approximately 32% and 33% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively. During the thirty-nine weeks ended September 25, 2022 and September 26, 2021, approximately 32% and 33% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively.

Deferred Costs—Deferred costs primarily consist of capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system (“ERP”). These costs amounted to $5.3 million as of September 25, 2022 and are recorded within other current assets and other assets in the condensed consolidated balance sheets. The amortization of these costs are recognized within the Company’s condensed consolidated statement of operations under general and administrative expenses over a useful life of 7 years. Prior to the Company’s initial public offering (the “IPO”), deferred costs also included direct incremental legal, consulting, accounting, and other fees relating to the sale of the Company’s Class A Common Stock which were reclassified into stockholder’s deficit as a reduction of IPO proceeds upon offering.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. This update requires lessees to recognize in the condensed consolidated balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized in the condensed consolidated balance sheet—the new ASU will require both types of leases to be recognized by a lessee in the condensed consolidated balance sheet. In June 2020, the FASB issued ASU No. 2020-05 which delayed the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted. The ASU will be adopted for the annual period beginning December 27, 2021, and the first presentation of the application of ASC 842, Leases, will be presented in the Company’s annual consolidated financial statements for fiscal year 2022 included within the Company’s 2022 Annual Report on Form 10-K. The Company plans on electing the optional transition method to apply the standard as of the effective date and therefore, will not apply the standard to the comparative periods presented in its financial statements. The Company does not plan on electing the package of three practical expedients, and thus will reassess all contracts for lease identification, lease classification and initial direct costs. The Company anticipates there will be no change related to lease identification or lease classification and the reassessment of initial direct costs will result in a cumulative-effect adjustment in retained earnings of approximately $4.2 million, related to previously capitalized legal fees that will no longer meet the definition of initial direct costs under the new standard. Additionally, the Company anticipates recognizing a cumulative-effect adjustment in retained earnings of approximately $0.4 million to $0.5 million, related to impairment of right-of-use assets existing as of the implementation date. The Company will also not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company will elect a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for all real property leases. The Company is finalizing the impact of this standard on its accounting policies, processes, and internal controls over financial reporting, as well as upgrades to its existing lease system.

While the Company is still evaluating this ASU, the Company has determined that the primary impact will be to recognize in the consolidated balance sheets all operating leases with lease terms greater than 12 months. It is expected that this ASU will have a material impact on the Company’s condensed consolidated balance sheet as it will record assets and obligations related to all of its operating and corporate office leases. The Company expects to record on its consolidated balance sheets operating lease liabilities of approximately $263.0 million to $291.0 million, as of its implementation date and excludes lease commencement, modification or other activity that occurred during fiscal year-ended 2022, based on the present value of the remaining minimum rental payments using discount rates as of the effective date. The Company also expects to record corresponding right-of-use assets of approximately $222.0 million to $246.0 million, as of its implementation date and excludes lease commencement, modification or other activity that occurred during fiscal year-ended 2022, based upon the operating lease liability, adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated lease termination costs and impairment of right-of-use assets recognized in retained earnings, if applicable. As the Company’s fiscal year 2022 Form 10-Qs are currently under ASC 840, when it adopts this standard in its fiscal year 2022 Form 10-K the Company anticipates recognizing an additional $1.5 million to $2.0 million for the entire fiscal year 2022, of general and administrative expenses within its consolidated statement of operations, associated to the exclusion of lease related legal fees as initial direct costs, which are currently deferred within lease acquisition costs and recognized over the life of the lease. The Company does not expect any significant impact on its condensed consolidated statement of operations or condensed consolidated statement of cash flows. Additionally, the Company is in the process of evaluating the expanded disclosure requirements related to this ASU.
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
The following table presents the Company’s revenue for the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021 disaggregated by significant revenue channel:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Owned Digital Channels	$49,329	$41,087	$143,966	$114,629
In-Store Channel (Non-Digital component)	50,014	35,372	132,184	77,048
Marketplace Channel	24,683	19,385	75,385	51,771
Total Revenue	$124,026	$95,844	$351,535	$243,448

Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of September 25, 2022	As of December 26, 2021
Gift Card Liability	$1,643	$1,839
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$35	$30	$353	$209
sweetgreen Rewards
Changes in sweetgreen Rewards liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

	Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021
sweetgreen Rewards liability, beginning balance	$—	$943
Revenue deferred	—	1,701
Revenue recognized	—	(2,644)
sweetgreen Rewards liability, ending balance	$—	$—
All the loyalty liability outstanding at the beginning of each year presented was recognized during each respective year. All rewards revenue related to performance obligations were satisfied as of September 25, 2022.
3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of September 25, 2022				Fair Value Measurements as of December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	18,322	—	—	18,322	20,477	—	—	20,477
Total	$18,322	$—	$—	$18,322	$20,477	$—	$—	$20,477

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

(dollar amounts in thousands)	Contingent Consideration
Balance—December 26, 2021	$20,477
Change in fair value	(2,155)
Balance—September 25, 2022	$18,322
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021, reflecting certain property and equipment for which an impairment loss was recognized during the corresponding periods, see Note 1:

		Fair Value Measurements as of September 25, 2022			Thirteen Weeks Ended September 25, 2022	Thirty-Nine Weeks Ended September 25, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	—	—	—	—	1,693	1,693

		Fair Value Measurements as of September 26, 2021			Thirteen Weeks Ended September 26, 2021	Thirty-Nine Weeks Ended September 26, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	—	—	—	—	4,415	4,415

The fair value of the related property and equipment as of September 25, 2022 and September 26, 2021 was determined to be $0 and represents a Level 3 fair value measurement.

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of September 25, 2022	As of December 26, 2021
Furniture and fixtures	$23,682	$26,168
Computers and other equipment	27,939	22,890
Kitchen equipment	65,296	47,911
Leasehold improvements	195,626	167,362
Assets not yet placed in service	28,915	21,981
Total property and equipment	341,458	286,312
Less: accumulated depreciation	(133,188)	(105,646)
Property and equipment, net	$208,270	$180,666
Depreciation expense for the thirteen weeks ended September 25, 2022 and September 26, 2021, was $9.9 million and $7.6 million, respectively.
Depreciation expense for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, was $28.1 million and $21.1 million, respectively.
Loss on asset disposals for the thirteen weeks ended September 25, 2022 was less than $0.1 million. There were no loss on asset disposals for the thirteen weeks ended September 26, 2021.
Loss on asset disposals for the thirty-nine weeks ended September 25, 2022 and September 26, 2021 was less than $0.1 million and $0.1 million, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $1.7 million for the thirteen and thirty-nine weeks ended September 25, 2022. The Company recorded non-cash impairment charges of $4.4 million for the thirteen and thirty-nine weeks ended September 26, 2021. See Note 1.
As of September 25, 2022, the Company had 22 facilities under construction due to open during fiscal years 2022 and 2023. As of December 26, 2021, the Company had 13 facilities under construction, all of which have opened during fiscal year 2022. Depreciation commences after a store opens and the related assets are placed in service.

5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirty-nine weeks ended September 25, 2022, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of September 25, 2022	As of December 26, 2021
Internal use software	$29,697	$26,122
Developed technology	20,050	20,050
Total intangible assets	49,747	46,172
Accumulated amortization	(19,077)	(13,304)
Intangible assets, net	$30,670	$32,868

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years. As of September 25, 2022, developed technology has not been placed into service. See Note 6.

Amortization expense for intangible assets was $2.0 million and $1.7 million for the thirteen weeks ended September 25, 2022 and September 26, 2021, respectively.

Amortization expense for intangible assets was $5.8 million and $4.5 million for the thirty-nine weeks ended September 25, 2022 and September 26, 2021, respectively.

Estimated amortization of internal use software for each of the next five years is as follows:

(dollar amounts in thousands)
2022	$1,846
2023	5,488
2024	2,853
2025	433
2026	—
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

Allocation of the purchase price and the transaction costs is as follows (in thousands):

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

The Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended September 25, 2022 reflect results of operations of the newly acquired business. The Company accounted for this acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations. The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing restaurants and the workforce of Spyce. For tax purposes the acquisition was treated as a stock purchase, and as such any goodwill or other intangible assets recorded as a result of this transaction are not deductible for tax purposes.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition occurred on December 28, 2020.

	Thirteen weeks ended	Thirty-nine weeks ended
(dollar amounts in thousands)	September 26, 2021	September 26, 2021
Revenue	$96,307	$244,381
Net loss attributable to Sweetgreen, Inc.	$(31,524)	$(89,869)

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
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of September 25, 2022	As of December 26, 2021
Rent deferrals	$1,749	$2,547
Accrued general and sales tax	2,874	3,115
Accrued delivery fee	907	778
Accrued settlements and legal fess	1,384	2,156
Other accrued expenses	9,629	7,742
Total accrued expenses	$16,543	$16,338
8.DEBT
Credit Facility—On December 14, 2020, the Company refinanced its previously existing 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, the “2020 Credit Facility”). The 2020 Credit Facility allows the Company to borrow up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of September 25, 2022 and December 26, 2021, the Company had no outstanding balance under the 2020 Credit Facility.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of September 25, 2022 and December 26, 2021.
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
The Company had unamortized loan origination fees of less than $0.1 million and $0.1 million as of September 25, 2022 and December 26, 2021, respectively, which is included within the accompanying condensed consolidated balance sheet in other current assets. The Company recognized less than $0.1 million of interest expense for each of the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021, related to the amortization of loan origination fees.
9.COMMON STOCK
As of September 25, 2022 and December 26, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	As of September 25, 2022	As of December 26, 2021
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,410,616	13,773,414
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	3,000,000	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	8,685,080	9,013,854
Shares available for future issuance under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	11,157,109	12,159,177
Total reserved shares of common stock	36,967,090	38,660,730
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), RSUs, including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the

Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and thirty-nine weeks ended September 25, 2022 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

Options granted during the thirteen and thirty-nine weeks ended September 25, 2022 and prior generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Equity Incentive Plan is effective; however, awards outstanding under the Prior Stock Plans will continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. See Note 6. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen and thirty-nine weeks ended September 25, 2022, the Company recognized stock-based compensation expense of $0.8 million and $2.5 million, respectively, related to the vested portion of such shares.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii).

As of September 25, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

Certain amounts for employee stock option disclosures in prior years were reclassified to conform with current year presentation. The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended September 25, 2022 and September 26, 2021:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options granted	741,118	22.64
Options exercised	(819,454)	4.85
Options forfeited	(252,190)	13.44
Options expired	(32,272)	6.94
Balance—September 25, 2022	13,410,616	$7.74	6.99	$125,586

Exercisable—September 25, 2022	9,254,215	$5.77	6.27	$102,364

Vested and expected to vest—September 25, 2022	13,410,616	$7.74	6.99	$125,586

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 27, 2020	14,612,730	$4.27	6.34	$15,204
Options assumed	85,757	8.95
Options granted	5,102,710	11.20
Options exercised	(5,143,937)	4.95
Options forfeited	(527,434)	6.84
Options expired	(85,100)	5.43
Balance—September 26, 2021	14,044,726	$6.92	7.29	$114,172

Exercisable—September 26, 2021	4,615,134	$4.33	4.83	$42,619

Vested and expected to vest—September 26, 2021	14,044,726	$6.92	7.29	$114,172
The weighted-average fair value of options granted during the thirty-nine weeks ended September 25, 2022 and thirty-nine weeks ended September 26, 2021, was $10.18 and $4.76, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of September 25, 2022, there was $20.9 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.17 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirty-nine weeks ended September 25, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 26, 2021	2,392,426	$24.18
Granted	566,245	21.59
Released	(588,620)	22.15
Forfeited	(306,399)	26.06
Balance—September 25, 2022	2,063,652	$23.77

There were no RSUs granted during the thirty-nine weeks ended September 26, 2021.

As of September 25, 2022, unrecognized compensation expense related to RSUs was $33.7 million and is expected to be recognized over a weighted average period of 1.73 years. The fair value of shares released as of the vesting date during the thirty-nine weeks ended September 25, 2022 was $11.6 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirty-nine weeks ended September 25, 2022, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs, as no expense will be recognized until the targets are probable of being met. Unrecognized compensation expense related to the Spyce PSUs was $9.8 million, which will be expensed if the performance-based milestones targets become probable of being met.

There were no additional PSU grants during the thirty-nine weeks ended September 25, 2022.

As of September 25, 2022 unrecognized compensation expense related to the founder PSUs was $69.6 million and is expected to recognized over a weighted average period of 2.23 years.

A summary of stock-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021 is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Stock-options	$2,771	$3,008	$7,870	$6,104
Restricted stock units	5,782	—	27,958	—
Performance stock units	9,048	—	27,145	—
Total stock-based compensation	$17,601	$3,008	$62,973	$6,104

11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021, there were no significant discrete items recorded and the Company recorded less than $0.1 million and no income tax expense, respectively.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including provisions, among others, addressing the carryback of NOLs for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. The Company elected to defer the employer-paid portion of social security payroll taxes through December 27, 2020, of $5.0 million, of which $2.5 million was remitted during the fiscal year 2021, and the remaining $2.5 million is required to be remitted at the end of calendar year 2022. The remaining $2.5 million obligation as of September 25, 2022 is included within accrued payroll, within the accompanying condensed consolidated balance sheets.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for entities with adjusted financial statement income of over $1.0 billion and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on the Company’s results of operations going forward, the Company will continue to evaluate its impact as further information becomes available.

12.NET LOSS PER SHARE

During the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
(dollar amounts in thousands)
Numerator:
Net loss	$(47,397)	$(30,066)	$(136,630)	$(86,994)
Denominator:
Weighted-average common shares outstanding—basic and diluted	110,375,126	19,084,124	109,848,272	17,836,525
Earnings per share—basic and diluted	$(0.43)	$(1.58)	$(1.24)	$(4.88)

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 25, 2022	September 26, 2021	September 25, 2022		September 26, 2021
Options to purchase common stock	13,410,616	14,117,593	13,410,616		14,117,593
Preferred stock	—	71,466,912	—	—	71,466,912
Time-based vesting restricted stock units	2,063,652	—	2,063,652		—
Performance stock units	6,621,428	—	6,621,428		—
Contingently issuable stock	714,285	—	714,285		—
Total common stock equivalents	22,809,981	85,584,505	22,809,981		85,584,505
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended September 25, 2022 and September 26, 2021, total payments to Welcome to the Dairy, LLC, totaled $0.9 million and $0.7 million, respectively. For the thirty-nine weeks ended September 25, 2022 and September 26, 2021, total payments to Welcome to the Dairy, LLC, totaled $4.1 million and $3.4 million, respectively.
14.COMMITMENTS AND CONTINGENCIES
Operating Leases

The Company leases its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. During the thirteen weeks ended September 25, 2022 and September 26, 2021, the Company recorded rent expense of $11.1 million and $9.9 million, respectively. During the thirty-nine weeks ended September 25, 2022 and September 26, 2021, the Company recorded rent expense of $32.5 million and $25.5 million, respectively.

Future minimum lease payments under non-cancelable operating leases subsequent to September 25, 2022 are as follows (in thousands):

(dollar amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating Leases	$444,031	$11,619	$52,022	$54,389	$53,833	$52,576	$219,592
Purchase obligations(1)	$7,562	$743	$6,819	$—	$—	$—	$—
(1)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of the Company’s purchase obligations relate to amounts owed for supplies within its restaurants.

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

15.SUBSEQUENT EVENTS
The Company evaluated subsequent events through November 8, 2022, the date its accompanying condensed consolidated financial statements were available to be issued, and determined there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

23

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 25, 2022, we owned and operated 176 restaurants in 16 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended September 25, 2022 and September 26, 2021, we had 10 and 11 Net New Restaurant Openings, respectively. During the thirty-nine weeks ended September 25, 2022 and September 26, 2021, we had 26 and 21 Net New Restaurant Openings, respectively. Our total count as of September 25, 2022 was 176 restaurants in 16 states and Washington, D.C.

We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally. We have a goal of operating 1,000 restaurants by the end of the decade.
Real Estate Selection
We utilize a rigorous, data-driven real estate selection process to identify the location and timing of opening new restaurants, both in new and existing U.S. markets and in urban and suburban areas, with both high anticipated foot or vehicle traffic and proximity to workplaces, residences and other restaurant and retail businesses that support our multi-channel approach, including our Native Delivery, Marketplace Delivery and Outpost Channels.
Macroeconomic Conditions and the Impact of the COVID-19 Pandemic
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and rationalize spending on food outside the home during weaker economies. Throughout our history, our customers have demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings. However, as a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods.

While we have historically been able to partially offset inflation and other increases, such as wage increases and increases in cost of goods sold, in the costs of core operating resources by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or in the future. In particular, current and future macroeconomic conditions could cause additional menu price increases to negatively impact our Same Store Sales

Growth. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

In the thirteen weeks ended September 25, 2022, our revenue growth was negatively impacted in part by current macroeconomic conditions and softening consumer demand. In fiscal year 2022,we have seen increased variability in our customer traffic patterns, including as a result of employees returning to offices at a slower rate and at a lower frequency than anticipated as a result of many workplaces adopting remote or hybrid models. Additionally, as a result of inflation we have seen an increase in wage rates and costs of goods sold in the thirteen and thirty-nine weeks ended September 25, 2022, which has had a negative impact on our Restaurant Level Profit.

As a result of the factors described above, and as previously disclosed, during the thirteen weeks ended September 25, 2022, we implemented certain cost cutting measures, and may in the future have to implement additional cost cutting measures. Specifically, on August 8, 2022, we took a number of steps to manage operating expenses at our sweetgreen Support Center with a focus of achieving profitability on an Adjusted EBITDA basis (the “Plan”), which included workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, and a reduction of our real estate footprint by vacating the premises of the existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location. We incurred total pre-tax restructuring and related charges of approximately $11.1 million. This included a $9.8 million non-cash restructuring expense due to a reduction of our real estate footprint by vacating the premises of our existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to abandonment of the long-lived assets associated with the sweetgreen Support Center and $3.0 million related to the future lease liability, offset by assumed sublease income. Additionally, we recognized expense of $0.6 million related to severance and related benefits from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline our future new restaurant openings, and $0.1 million of other related expenses.
Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue is lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed, the seasonality in our business has been less predictable than in prior years and we have seen an increase and prolonged negative impact on our revenue around national holidays. These factors resulted in slower sales growth than anticipated during the thirteen weeks ended September 25, 2022.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost Channel. There have been historical fluctuations in the mix of sales between our various channels. Since the beginning of the COVID-19 pandemic, we have seen a significant increased percentage of sales through our Native Delivery and Marketplace Channels. Due to the fact that our Native Delivery, Outpost, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we continue to see a more permanent shift in sales through the Native Delivery, Outpost, and Marketplace channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost, and Marketplace Channels as we scale each of these channels. We intend to achieve this on Native Delivery and Marketplace Channels via successful negotiating of lower third-party delivery fees and by operating these channels more efficiently, and on Outpost via similar negotiation and/or more efficient delivery from couriers.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands )	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net New Restaurant Openings	10	11	26	21
Average Unit Volume(1)	$2,892	$2,459	$2,892	$2,459
Same-Store Sales Change (%)(2)	6%	43%	17%	21%
Restaurant-Level Profit	$19,823	$13,134	$56,169	$28,060
Restaurant-Level Profit Margin (%)	16%	14%	16%	12%
Adjusted EBITDA	$(6,793)	$(14,085)	$(30,698)	$(48,928)
Adjusted EBITDA Margin (%)	(5)%	(15)%	(9)%	(20)%
Total Digital Revenue Percentage	60%	63%	62%	68%
Owned Digital Revenue Percentage	40%	43%	41%	47%
(1)Our results for the thirteen and thirty-nine weeks ended September 25, 2022 have been adjusted to reflect the temporary closures of one restaurant which was excluded from the Comparable Restaurant Base. This did not result in a material change.
(2)Our results for the thirteen and thirty-nine weeks ended September 25, 2022 have been adjusted to reflect the temporary closure of four restaurants. Without these adjustments, Same Store Sales Change would have been 5% and 17% for the thirteen and thirty-nine weeks ended September 26, 2022, respectively. Our results for the thirteen and thirty-nine weeks ended September 26, 2021 have been adjusted to reflect the temporary closures of 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic and the temporary closures of 56 restaurants due to civil disturbances that occurred during one week in the second fiscal quarter of fiscal year 2020. Without these adjustments, Same Store Sales Change would have been 48% and 27% for the thirteen and thirty-nine weeks ended September 26, 2021, respectively.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new sweetgreen restaurant openings during a given reporting period, net of any permanent sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen and thirty-nine weeks ended September 25, 2022 one restaurant was excluded from the Comparable Restaurant Base. For the thirteen and thirty-nine weeks ended September 26, 2021 no restaurants were excluded from the Comparable Restaurant Base.
Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period;

provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. As a result of temporary closures during the thirteen and thirty-nine weeks ended September 25, 2022, our Same-Store Sales Change has been adjusted to reflect the temporary closures of four of our restaurants. Furthermore, as a result of 19 restaurants due to the COVID-19 pandemic during fiscal year 2020, Same-Store Sales Change has been adjusted for the thirteen and thirty-nine weeks ended September 26, 2021. Additionally, as a result of temporary closures of 56 restaurants due to civil disturbances that occurred during one week in the second fiscal quarter of fiscal year 2020, we excluded only one week from the calculation of Same-Store Sales Change for the thirty-nine weeks ended September 26, 2021. This is because excluding an entire fiscal month for these restaurants, which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole. This financial measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

Restaurant-Level Profit and Restaurant-Level Profit Margin

We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and, in certain periods, impairment of long-lived assets, closed-store costs and restructuring costs. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue.

As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, other (income) expense, amortization of cloud-based software implementation costs, restructuring costs and, in certain periods, impairment of long-lived assets and closed-store costs and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
Labor and Related Expenses
Labor and related expenses include salaries, bonuses, benefits, payroll taxes, workers compensation expenses, and other expenses related to our restaurant employees. As with other variable expense items, we expect labor costs to grow as our revenue grows. Other factors that influence labor costs include each jurisdiction’s minimum wage, payroll tax legislation, inflation, the strength of the labor market for hourly employees, benefit costs, health care costs, and the size and location of our restaurants.
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

Operating Expenses
General and Administrative

General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense, brand-related marketing, and Spyce acquisition costs. We also incur expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations, and professional services. As a percentage of revenue, we expect our general and administrative expenses to vary from period to period and decrease over time. Additionally, we implemented certain cost cutting measures in the thirteen weeks ended September 25, 2022, and may in the future have to implement additional cost cutting measures. See the subsection titled “—Factors Affecting Our Business—Macroeconomic Conditions and the Impact of the Covid-19 Pandemic” above for a description of the Plan we implemented in August 2022.

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

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include non-cash expenses, due to a reduction of our real estate footprint by vacating the premises for our existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location, primarily related to abandonment of the long-lived assets associated with our sweetgreen Support Center and the future lease liability, offset by assumed sublease income. These costs also include severance and related benefits from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, and costs related to abandoning certain potential future restaurant sites, which are a result of our efforts to streamline our future new restaurant openings, and other related expenses.

Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.
Other (Income) Expense
Other (income) expense consists of changes in the fair value of our contingent consideration liability and changes in fair value in our preferred warrant liability. We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.
Income Tax Expense
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Results of Operations
Comparison of the thirteen and thirty-nine weeks ended September 25, 2022 and September 26, 2021

The following table summarizes our results of operations for the thirteen weeks ended September 25, 2022 and September 26, 2021:

	Thirteen weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Dollar Change	Percentage Change
Revenue	$124,026	$95,844	$28,182	29%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	34,474	26,701	7,773	29%
Labor and related expenses	38,006	30,316	7,690	25%
Occupancy and related expenses	17,188	14,053	3,135	22%
Other restaurant operating costs	14,535	11,640	2,895	25%
Total cost of restaurant operations	104,203	82,710	21,493	26%
Operating expenses:
General and administrative	41,381	28,944	12,437	43%
Depreciation and amortization	11,887	9,303	2,584	28%
Pre-opening costs	3,061	2,789	272	10%
Impairment of long-lived assets and closed-store costs	1,693	4,415	(2,722)	(62%)
Loss on disposal of property and equipment	21	—	21	100%
Restructuring charges	11,081	—	11,081	N/A
Total operating expenses	69,124	45,451	23,673	52%
Loss from operations	(49,301)	(32,317)	(16,984)	53%
Interest income	(1,644)	(78)	(1,566)	2008%
Interest expense	23	23	—	—%
Other (income) expense	(303)	(2,196)	1,893	(86%)
Net loss before income taxes	(47,377)	(30,066)	(17,311)	58%
Income tax expense	20	—	20	100%
Net loss	$(47,397)	$(30,066)	$(17,291)	58%

The following table summarizes our results of operations for the thirty-nine weeks ended September 25, 2022 and September 26, 2021:

	Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Dollar Change	Percentage Change
Revenue	$351,535	$243,448	$108,087	44%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	95,477	67,125	28,352	42%
Labor and related expenses	109,321	79,343	29,978	38%
Occupancy and related expenses	47,815	35,919	11,896	33%
Other restaurant operating costs	42,753	33,001	9,752	30%
Total cost of restaurant operations	295,366	215,388	79,978	37%
Operating expenses:
General and administrative	142,313	78,395	63,918	82%
Depreciation and amortization	33,870	25,558	8,312	33%
Pre-opening costs	8,093	6,256	1,837	29%
Impairment of long-lived assets and closed-store costs	1,845	4,415	(2,570)	(58%)
Loss on disposal of property and equipment	41	56	(15)	(27%)
Restructuring charges	11,081	—	11,081	N/A
Total operating expenses	197,243	114,680	82,563	72%
Loss from operations	(141,074)	(86,620)	(54,454)	63%
Interest income	(2,406)	(299)	(2,107)	705%
Interest expense	68	65	3	5%
Other (income) expense	(2,166)	608	(2,774)	(456%)
Net loss before income taxes	(136,570)	(86,994)	(49,576)	57%
Income tax expense	60	—	60	100%
Net loss	$(136,630)	$(86,994)	$(49,516)	57%

Revenue

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Revenue	124,026	95,844	29%	351,535	243,448	44%
Average Unit Volume	2,892	2,459	18%	2,892	2,459	18%
Same-Store Sales Change	6%	43%	(37%)	17%	21%	(4%)
The increase in revenue for the thirteen weeks ended September 25, 2022 was primarily due to an increase of $22.7 million due to 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 26, 2021. The remaining increase was due to an increase in Comparable Restaurant Base revenue of $5.5 million, resulting in a positive Same-Store Sales Change of 6%, consisting of a 6% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended September 26, 2021.
The increase in revenue for the thirty-nine weeks ended September 25, 2022 was primarily due to an increase of $68.3 million due to 57 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 26, 2021. The remaining increase was due to an increase in Comparable Restaurant Base revenue of $39.8 million, resulting in a positive Same-Store Sales Change of 17%, consisting of a 10% increase from transactions and a 7% benefit from menu price increases that were implemented subsequent to the thirty-nine weeks ended September 26, 2021. The increase in transactions is mostly related to recovery from the impact of the COVID-19 pandemic compared to the thirty-nine weeks ended September 26, 2021.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Food, beverage, and packaging	34,474	26,701	29%	95,477	67,125	42%
As a percentage of total revenue	28%	28%	—%	27%	28%	(1%)

The increase in food, beverage, and packaging costs for the thirteen weeks ended September 25, 2022 was primarily due to a $7.0 million increase in food and beverage costs, a $0.7 million increase in packaging costs and a $0.1 million increase in freight and gas surcharges associated with deliveries from our distribution partners. This was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 26, 2021.

The increase in food, beverage, and packaging costs for the thirty-nine weeks ended September 25, 2022 was primarily due to a $26.2 million increase in food and beverage costs, a $2.0 million increase in packaging costs and a $0.2 million increase in freight and gas surcharges associated with deliveries from our distribution partners. This was primarily due to the 57 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 26, 2021.
As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended September 25, 2022 was flat compared to the thirteen weeks ended September 26, 2021 due to menu pricing increases described above, offset by continued inflationary pressures and higher freight-related surcharges.

As a percentage of revenue food, beverage, and packaging costs for the thirty-nine weeks ended September 25, 2022 decreased due to greater sales leverage associated with recovery from the COVID-19 pandemic compared to the thirty-nine weeks ended September 26, 2021 and the impact of menu pricing increases described above, as well as the termination of the sweetgreen rewards program, which occurred in the second quarter of fiscal year 2021, partially offset by continued inflationary pressures and higher freight-related surcharges.
Labor and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Labor and related expenses	38,006	30,316	25%	109,321	79,343	38%
As a percentage of total revenue	31%	32%	(1%)	31%	33%	(2%)
The increase in labor and related expenses for the thirteen weeks ended September 25, 2022 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 26, 2021. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry.

The increase in labor and related expenses for the thirty-nine weeks ended September 25, 2022 was primarily due to the 57 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 26, 2021. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry and an increase in bonus expense, including a non-recurring retention bonus paid during the first quarter of fiscal year 2022, as we focus on employee retention.

As a percentage of revenue, the decrease in labor and related expenses for the thirteen weeks ended September 25, 2022 was primarily due to the impact of menu price increases, described above, and simplification of our operating model, partially offset by an increase in prevailing wage rates as a result of continued wage rate inflation in the industry.

As a percentage of revenue, the decrease in labor and related expenses for the thirty-nine weeks ended September 25, 2022 was primarily due to greater sales leverage associated with the recovery from the impact of the COVID-19 pandemic, the impact of menu price increases, described above, and simplification of our operating model, partially offset by an increase in prevailing wage rates as a result of continued wage rate inflation in the industry.
Occupancy and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Occupancy and related expenses	17,188	14,053	22%	47,815	35,919	33%
As a percentage of total revenue	14%	15%	(1%)	14%	15%	(1%)
The increase in occupancy and related expenses for the thirteen weeks ended September 25, 2022 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 26, 2021. Further, the additional increase was due to higher COVID-19 related rent abatement received for multiple restaurant locations during the thirteen weeks ended September 26, 2021 compared to the thirteen weeks ended September 25, 2022.
The increase in occupancy and related expenses for the thirty-nine weeks ended September 25, 2022 was primarily due to the 57 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 26, 2021. Further, the additional increase was due to higher COVID-19 related rent abatement received for multiple restaurant locations during the thirty-nine weeks ended September 26, 2021 compared to the thirty-nine weeks ended September 25, 2022.
As a percentage of revenue, the decrease in occupancy and related expenses for the thirteen weeks ended September 25, 2022 was primarily due to the impact of menu price increases, described above, partially offset by the impact of the rent abatement received for multiple restaurant locations during the thirteen weeks ended September 26, 2021.
As a percentage of revenue, the decrease in occupancy and related expenses for the thirty-nine weeks ended September 25, 2022 was primarily due to greater sales leverage associated with recovery from the impact of the COVID-19 pandemic compared to the thirty-nine weeks ended September 26, 2021 and the impact of menu price increases, described above, partially offset by the impact of the rent abatement received for multiple restaurant locations during the thirty-nine weeks ended September 26, 2021.
Other Restaurant Operating Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Other restaurant operating costs	14,535	11,640	25%	42,753	33,001	30%
As a percentage of total revenue	12%	12%	—%	12%	14%	(2)%
The increase in other restaurant operating costs for the thirteen weeks ended September 25, 2022 was primarily due to a $1.2 million increase in delivery fees from the growth in transaction volume from our Native Delivery, Outpost, and Marketplace Channels, a $0.8 million increase in kitchen, cleaning and related supplies to support the increase in restaurants described above, and a $0.5 million increase in credit card and online related processing fees, related to the increases in revenue. The remaining increase is attributable to an increase in in-store marketing and office systems.

The increase in other restaurant operating costs for the thirty-nine weeks ended September 25, 2022 was primarily due to a $3.4 million increase in delivery fees from the growth in transaction volume from our Native Delivery, Outpost, and Marketplace Channels, a $2.8 million increase in kitchen, cleaning and related supplies to support the increase in restaurants described above, a $2.1 million increase in credit card and online related processing fees, related to the increases in revenue, a $0.7 million increase in office systems, to assist with our growth, and $0.4 million increase in paid advertising. The remaining increase is attributable to an increase in other store expenses, including licenses and permits, security and signage.
As a percentage of revenue, other restaurant operating costs for the thirteen weeks ended September 25, 2022 were flat compared to the thirteen weeks ended September 26, 2021 due to the impact of menu price increases, offset by inflationary pressures and the increases described above.
As a percentage of revenue, other restaurant operating costs for the thirty-nine weeks ended September 25, 2022 decreased compared to the thirty-nine weeks ended September 26, 2021 due to greater sales leverage associated with recovery from the impact of the COVID-19 pandemic and the impact of menu price increases, partially offset by continued inflationary pressures and the increases described above.
Operating Expenses
General and Administrative

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
General and administrative	41,381	28,944	43%	142,313	78,395	82%
As a percentage of total revenue	33%	30%	3%	40%	32%	8%
The increase in general and administrative expenses for the thirteen weeks ended September 25, 2022 was primarily due to a $14.6 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our initial public offering (“IPO”). We incurred increased expenses of approximately $1.2 million as we transitioned to operating as a public company, consisting of a $0.9 million increase in directors and officers liability insurance cost, a $0.2 million increase in public company office systems and a $0.1 million increase in accounting-related fees. Included within public company office systems is $0.1 million of expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP, which was implemented during the thirteen weeks ended September 25, 2022 . Additionally, we had a $0.6 million increase in costs related to office systems, as we continue to focus on growth and scalability. Additionally, we had a $0.3 million increase of expenses related to our investment in Spyce (see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report) primarily related to a $1.6 million increase in research and development costs, partially offset by a $1.3 million decrease in non-recurring acquisition related costs. These costs were partially offset by a $3.3 million decrease in management salaries and benefits, including bonus, a $0.8 million decrease in operational consulting costs, and a $0.1 million decrease in other general and administrative costs.
The increase in general and administrative expenses for the thirty-nine weeks ended September 25, 2022 was primarily due to a $56.9 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our IPO. We incurred increased expenses of approximately $4.2 million as we transitioned to operating as a public company, consisting of a $2.8 million increase in directors and officers liability insurance cost, a $1.0 million increase in accounting-related fees and a $0.4 million increase in public company office systems. Included within public company office systems is $0.1 million of expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP, which was implemented during the thirty-nine weeks ended September 25, 2022. Additionally, we had a $3.8 million increase of expenses related to our investment in Spyce (see Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report) of which $4.8 million is related to an increase in research and development, partially offset by a $1.0 million decrease in non-recurring acquisition related costs. We had a $1.8 million increase in office systems, as we continue to focus on growth and scalability, a $1.5 million increase in rent, a $1.2 million increase in marketing and advertising, a $0.9 million increase in travel and related expenses as we continue to open new stores, and $1.3 million increase in other general and administrative costs. These costs were partially offset by a $6.0 million decrease in management salaries and benefits, including bonus for employees at the sweetgreen Support Center and a $1.7 million decrease in operational consulting costs.

As a percentage of revenue, the increase in general and administrative expenses for the thirty-nine weeks ended September 25, 2022 was primarily due to the increases noted above, partially offset by the increase in revenue.
Depreciation and Amortization

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Depreciation and amortization	11,887	9,303	28%	33,870	25,558	33%
As a percentage of total revenue	10%	10%	—%	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended September 25, 2022 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 26, 2021.
The increase in depreciation and amortization for the thirty-nine weeks ended September 25, 2022 was primarily due to the 57 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 26, 2021.
As a percentage of revenue, depreciation and amortization remained flat for the thirteen and thirty-nine weeks ended September 25, 2022, which was primarily due to comparatively higher revenue in the current period, offset by the increases noted above.
Pre-Opening Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Pre-opening costs	3,061	2,789	10%	8,093	6,256	29%
As a percentage of total revenue	2%	3%	(1%)	2%	3%	(1%)
The increase in pre-opening costs for the thirteen weeks ended September 25, 2022 was due to the timing of openings in the period and acceleration of restaurant openings anticipated in fiscal year 2023.
The increase in pre-opening costs for the thirty-nine weeks ended September 25, 2022 was primarily due to an increase from 26 Net New Restaurants in the thirty-nine weeks ended September 25, 2022 compared to 21 Net New Restaurant Openings in the thirty-nine weeks ended September 26, 2021, as well as the timing of such openings.

As a percentage of revenue, the decrease in pre-opening costs in the thirteen and thirty-nine weeks ended September 25, 2022 compared to the thirteen and thirty-nine weeks ended September 26, 2021 was due to comparatively higher revenue in the current period, partially offset by the increases noted above.
Impairment of Long-Lived Assets and Closed-Store Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Impairment of long-lived assets and closed-store costs	1,693	4,415	(62%)	1,845	4,415	(58%)
As a percentage of total revenue	1%	5%	(4%)	1%	2%	(1%)

During the thirteen and thirty-nine weeks ended September 25, 2022, we recorded a non-cash impairment charge of $1.7 million related to the property and equipment at one of our restaurants. For the thirty-nine weeks ended September 25, 2022, we also recorded a non-cash closed-store cost of $0.2 million associated with our second Spyce location. During the thirteen weeks and thirty-nine weeks ended September 26, 2021, we recorded a non-cash impairment charge of $4.4 million, related to the property and equipment at certain of our stores, as well as the two stores operated by Spyce.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Loss on disposal of property and equipment	21	—	—%	41	56	(27%)
As a percentage of total revenue	—%	—%	—%	—%	—%	—%
The increase in loss on disposal of property and equipment was due to an increase in furniture, equipment and fixture replacements at multiple restaurants for both the thirteen and thirty-nine weeks ended September 25, 2022.

Restructuring Charges

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Restructuring charges	11,081	—	—%	11,081	—	—%
As a percentage of total revenue	9%	—%	9%	3%	—%	3%
Restructuring charges are expenses that are paid in connection with reorganization of our operations, and are considered a type of exit activity in accordance with ASC 420. For the thirteen and thirty-nine weeks ended September 25, 2022, we incurred total pre-tax restructuring and related charges of approximately $11.1 million. This included a $9.8 million non-cash restructuring expense, due to a reduction of our real estate footprint by vacating the premises of our existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to abandonment of the long-lived assets associated with our sweetgreen Support Center and $3.0 million related to the future lease liability, offset by assumed sublease income. Additionally, we recognized expense of $0.6 million related to severance and related benefits from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline our future new restaurant openings, and $0.1 million of other related expenses.
Interest Income and Interest Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Interest income	(1,644)	(78)	2008%	(2,406)	(299)	705%
Interest expense	23	23	—%	68	65	5%
Total interest income, net	$(1,621)	$(55)	2847%	$(2,338)	$(234)	899%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

The increase in interest income, net, was primarily due to higher interest rates on our money market cash accounts during both the thirteen and thirty-nine weeks ended September 25, 2022, as well as higher average cash balances.
Other (Income) Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	Percentage Change	September 25, 2022	September 26, 2021	Percentage Change
Other (income) expense	(303)	(2,196)	(86%)	(2,166)	608	(456%)
As a percentage of total revenue	—%	(2)%	2%	(1)%	—%	(1%)
The change in other income for both the thirteen and thirty-nine weeks ended September 25, 2022 was due to a decrease in the fair value of our contingent consideration, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021. The change in other (income) expense for both the thirteen and thirty-nine weeks ended September 26, 2021 was due to a change in the fair value of our preferred warrant liability.
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
We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and, in certain periods, impairment of long-lived assets, closed-store costs and restructuring charges. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue. As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, amortization of cloud-based software implementation costs, and other (income) expense, and, in certain periods, impairment of long-lived assets, closed-store costs and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; Spyce acquisition costs; ERP implementation and related costs; certain other expenses; and, in certain periods, impairment of long-lived assets and closed-store costs and restructuring charges; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Loss from operations	$(49,301)	$(32,317)	$(141,074)	$(86,620)
Add back:
General and administrative	41,381	28,944	142,313	78,395
Depreciation and amortization	11,887	9,303	33,870	25,558
Pre-opening costs	3,061	2,789	8,093	6,256
Impairment of long-lived assets and closed-store costs	1,693	4,415	1,845	4,415
Loss on disposal of property and equipment(1)	21	—	41	56
Restructuring charges(2)	11,081	—	11,081	—
Restaurant-Level Profit	$19,823	$13,134	$56,169	$28,060
Loss from operations margin	(40)%	(34)%	(40)%	(36)%
Restaurant-Level Profit Margin	16%	14%	16%	12%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(2)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include a non-cash impairment and closed-store cost, due to a reduction of our real estate footprint by vacating the premises of our existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location, expenses from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, and contract termination costs, related to streamlining our future new restaurant openings.

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net loss	$(47,397)	$(30,066)	$(136,630)	$(86,994)
Non-GAAP adjustments:
Income tax expense	20	—	60	—
Interest income	(1,644)	(78)	(2,406)	(299)
Interest expense	23	23	68	65
Depreciation and amortization	11,887	9,303	33,870	25,558
Stock-based compensation(1)	17,601	3,008	62,973	6,104
Loss on disposal of property and equipment(2)	21	—	41	56
Impairment of long-lived assets and closed-store costs(3)	1,693	4,415	1,845	4,415
Other expense/(income)(4)	(303)	(2,196)	(2,166)	608
Spyce acquisition costs(5)	161	1,506	502	1,559
Restructuring charges(6)	11,081	—	11,081	—
ERP implementation and related costs(7)	64	—	64	—
Adjusted EBITDA	$(6,793)	$(14,085)	$(30,698)	$(48,928)
Net loss margin	(38)%	(31)%	(39)%	(36)%
Adjusted EBITDA Margin	(5)%	(15)%	(9)%	(20)%
__________
__
(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Includes costs related to impairment of long-lived assets and store closures.
(4)Other expense/(income) includes the change in fair value of the contingent consideration and the change in fair value of the warrant liability. See Notes 1 and 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses. See Note 6 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(6)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily included non-cash expenses related to reducing our real estate footprint by vacating the premises of our existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to abandonment of the long-lived assets associated with our sweetgreen Support Center and $3.0 million related to the future lease liability, offset by assumed sublease income. Additionally, we recognized expense of $0.6 million related to severance and related benefits from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites, in an effort to streamline our future new restaurant openings, and $0.1 million of other related expenses.
(7)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our new ERP.
Liquidity and Capital Resources

Sources and Material Cash Requirements
To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of September 25, 2022 and December 26, 2021, we had $381.0 million and $472.0 million in cash and cash equivalents, respectively. As of September 25, 2022, we had a $35.0 million revolving debt facility with EagleBank, of which we had access to $34.1 million after entering into a $950,000 irrevocable standby Letter of Credit under the facility on May 9, 2022. As of September 25, 2022, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and available revolving loan balances, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the team member and customer experience in our restaurants, research and development costs, marketing-related costs, working capital and general corporate needs. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items.

The following table presents our material cash requirements for future periods:

(amounts in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating leases	$444,031	$11,619	$52,022	$54,389	$53,833	$52,576	$219,592
Purchase obligations(1)	$743	$743	$—	$—	$—	$—	$—
(1)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.

Credit Facility

On December 14, 2020, we refinanced our previously existing 2017 Revolving Facility with EagleBank (as refinanced and as amended on September 29, 2021, the “2020 Credit Facility”). The 2020 Credit Facility allows us to borrow (i) up to $35.0 million in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a new delayed draw term loan facility which expired on December 14, 2021 and which was never drawn on. The refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if we incur any Permitted Convertible Debt or Permitted Unsecured Indebtedness (each as defined in the 2020 Credit Facility), then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of the Permitted Convertible Debt or Permitted Unsecured Indebtedness, as applicable. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month London InterBank Offered Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of September 25, 2022 and December 26, 2021, we had no outstanding balance under the 2020 Credit Facility.

Under the 2020 Credit Facility, we are required to maintain liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) in amount no less than the trailing 90-day cash burn. We were in compliance with the applicable financial covenants as of September 25, 2022 and December 26, 2021.

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

On September 29, 2021, we and EagleBank amended the 2020 Credit Facility to, among other things, exclude acquired Spyce intellectual property and assets from the EagleBank collateral package, permit the our dual-class capital structure, and enhance our ability to make acquisitions, pursue stock repurchases, and incur indebtedness, and such amendment was effective upon the consummation of our IPO. Under the 2020 Credit Facility, the refinanced revolving facility matures on December 14, 2022, and the term loan facility matures on December 15, 2025. However, if we incur any convertible debt or unsecured indebtedness that are permitted by the 2020 Credit Facility, then each loan facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness, as applicable. The amendment did not change any financial covenant requirements.

On May 9, 2022, we and EagleBank amended the 2020 Credit Facility to allow for borrowings for the issuance of Letters of Credit of up to $1.5 million. In connection therewith, we entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank with The Travelers Indemnity Company as the beneficiary in connection with our workers compensation insurance policy.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirty-nine weeks ended September 25, 2022	Thirty-nine weeks ended September 26, 2021
Net cash used in operating activities	(24,081)	(36,215)
Net cash used in investing activities	(70,995)	(69,746)
Net cash provided by financing activities	3,978	140,555
Net increase (decrease) in cash and cash equivalents and restricted cash	$(91,098)	$34,594
Operating Activities

For the thirty-nine weeks ended September 25, 2022, cash used in operating activities decreased $12.1 million compared to the thirty-nine weeks ended September 26, 2021. The decrease was primarily due to a $20.2 million reduction in loss after excluding non-cash items, partially offset by the impact of unfavorable working capital fluctuations of $8.1 million.
The unfavorable working capital fluctuations were primarily due to a $17.9 million increase in cash outflow related to the timing of accrued payroll and benefits, timing of rent payments previously deferred as part of COVID negotiations with landlords, timing of payment of legal settlements, and timing of payments in the ordinary course of business. These unfavorable fluctuations were partially offset by increased collection of our tenant improvement receivables.
Investing Activities
For the thirty-nine weeks ended September 25, 2022, cash used in investing activities increased $1.2 million compared to the thirty-nine weeks ended September 26, 2021 primarily due to a $5.9 million increase in the purchases of property and equipment, due to an increase in new restaurants and a $0.5 million increase in security deposits and lease acquisition costs paid. The increase was offset by a $3.3 million decrease related to cash outflow related to our acquisition of Spyce in the prior year and a $1.9 million decrease in purchases of intangible assets.
Financing Activities
For the thirty-nine weeks ended September 25, 2022, cash provided by financing activities decreased $136.6 million compared to the thirty-nine weeks ended September 26, 2021. This was primarily due to proceeds received from preferred stock issuances, net of issuance costs, of $113.8 million and proceeds received from the repayment of previously issued related party loans of $5.2 million, during the thirty-nine weeks ended September 26, 2021. In addition, proceeds received from stock option exercises decreased by $21.4 million, partially offset by a decrease in deferred offering costs paid of $(3.8) million.

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
Commodity Price Risks
Due to the recent pace of inflation and other global supply chain risks, including extreme weather conditions, suppliers and distributors have, and could continue to, attempt to renegotiate our existing contracts to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. For example, in the fourth quarter of fiscal year 2022, as a result of extreme weather conditions, we are anticipating supply chain disruptions for key ingredients, such as romaine, arugula and tomatoes, which may result in higher prices for those products or result in temporarily discontinuing those products in certain geographic markets. We continue to assess the current environment, work with our suppliers and distributors and create certain contingency plans to mitigate any negative impact.
Macroeconomic Risks and the Impact of the COVID-19 Pandemic

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of an economic downturn. These macroeconomic conditions also negatively impact consumer discretionary spend and coupled with slower than expected return to office during and following the COVID-19 pandemic, including as a result of many workplaces adopting remote or hybrid models, led to our revenue growth slowing in the thirteen weeks ended September 25, 2022 (and much of such revenue regrowth was driven by a price increase taken in the first quarter of fiscal year 2022). Additionally, as a result of continued inflation, we have seen an increase in wage rates and costs of goods sold in the thirteen weeks and thirty-nine weeks ended September 25, 2022, which has had a negative impact on our Restaurant Level Profit. In order to mitigate these risks, we have implemented and may in the future have to implement additional cost cutting measures, as described above in “Factors Affecting our Business”.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended September 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.RISK FACTORS
Except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2022.

Risks Related to Our Business, Our Brand and Our Industry

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality, locally sourced ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to increase our pricing, or change our advertising or promotional strategies, which could adversely affect our business, financial condition, and results of operations or the brand identity that we have tried to create. We have increased our pricing several times in the past few years (including in 2021 and 2022) and may increase prices further in the future due to the increased costs of labor or ingredients or other factors, which could negatively affect the loyalty of our existing customers and cause them to reduce their spending with us or impact our ability to acquire new customers, particularly as we expand our footprint into new geographies where customers might have greater price sensitivity. If customers are not persuaded that we offer a good value for their money, we may not be able to grow or maintain our customer base, which would have an adverse effect on our business, financial condition, and results of operations. Current macroeconomic conditions, such as inflation and increasing interest rates, which have been become more challenging during and following the thirteen weeks ended September 25, 2022, increase the risk of a potential economic downturn. These macroeconomic conditions can also negatively impact consumer discretionary spend and coupled with slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models), has led to our revenue growth slowing (and much of such revenue regrowth was driven by a price increase taken in the first quarter of fiscal year 2022). In order to mitigate these risks, we have implemented and may in the future have to implement additional cost cutting measures, as described in Management’s Discussion & Analysis in this Quarterly Report on Form 10-Q.

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

SWEETGREEN, INC.

Date: November 8, 2022	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)