Form 10-K
period 2022-12-25
Sweetgreen, Inc.
filed 2023-02-23
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-41069
SWEETGREEN, INC.
(Exact name of registrant as specified in its charter)

Delaware			27-1159215
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3102 36th Street	Los Angeles	CA	90018
(Address of Principal Executive Offices)			(Zip Code)
(323) 990-7040
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	SG	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.8 billion, based upon the last reported sales price on the New York Stock Exchange on June 24, 2022. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The registrant had 97,923,257 shares of Class A common stock and 13,476,303 shares of Class B common stock outstanding as of February 21, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics;
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
•our growth strategy and business aspirations;
•our focus on opening additional restaurants, diversifying and expanding our menu, making investments in our Owned Digital Channels to attract new customers and increasing order frequency from our existing customers;
•our expectations regarding the effects of the plan we implemented in August 2022 to manage operating expenses
•our expectations regarding the impact of automation on our operating model;
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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. As a result of material, temporary closures in fiscal year 2022, two restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2022. Such adjustment did not result in a material change to our key performance metrics. Further, as a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2020. No restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2021.

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

Pick-Up Channel. Pick-Up Channel refers to sales to customers made for pick-up at one of our restaurants through the sweetgreen website or mobile app.

Total Digital Channels. Total Digital Channels consist of our Owned Digital Channels and our Marketplace Channel, and include our revenues from all of our channels except those from Non-Digital transactions made through our In-Store Channel.

Key Performance Metrics and Non-GAAP Financial Measures

For definitions of our key performance metrics, Net New Restaurant Openings, Average Unit Volume (“AUV”), Same-Store Sales Change, Total Digital Revenue Percentage, and Owned Digital Revenue Percentage, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics.” For definitions of our Non-GAAP Financial Measures, Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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
•Pandemics or disease outbreaks, such as the ongoing COVID-19 pandemic, have disrupted, and may continue to disrupt, our business, and have adversely affected our operations and results of operations.
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
•New restaurants, once opened, may not be profitable, and new restaurants may negatively impact sales at our existing restaurants.
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
•If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•We are subject to rapidly changing and increasingly stringent U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations relating to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
•We may not be able to adequately protect or enforce our rights in our intellectual property, which could harm the value of our brand and have an adverse effect on our business, financial condition, and results of operations.

PART I
ITEM 1. BUSINESS
Our Mission
To Build Healthier Communities by Connecting People to Real Food
Overview

Sweetgreen, Inc., a Delaware corporation (together with its subsidiaries, “sweetgreen”, “we”, “us” or the “Company”) is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 25, 2022, we owned and operated 186 restaurants in 16 states and Washington, D.C.
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
Our Real Estate

We opened 36 Net New domestic, company-owned restaurants in fiscal year 2022. As we continue to expand, we are confident that our compelling restaurant-level economics will continue to work across geographies and market types.

We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach. We have incorporated additional capacity, including secondary lines, in the majority of our restaurants so they can flex to handle fluctuations in order volumes.

We continue to test new restaurant design concepts to bring sweetgreen into a wider variety of neighborhoods. We have thoughtfully designed all of our restaurants to both reflect the culture and feel of our local communities and to support our multiple digital channels including exterior pick-up windows and curbside pick-up for digital orders. We recently launched our first digital pick-up kitchen as well as our drive-thru concept. We continue to explore other design features and incorporating automation into our designs.
Our Technology
Our Customer-Facing Digital Platform

We have a five-channel model that is designed to make it easy for our customers to order sweetgreen how they want, whenever they want.

Pick-Up.    Customers place their order through our mobile app or website and pick it up from their chosen sweetgreen location at the time most convenient for them.
Native Delivery.    We launched our Native Delivery Channel in January 2020, and believe it offers a superior customer experience to our Marketplace Channel, with lower menu item pricing than our Marketplace Channel, greater delivery radii than our Marketplace Channel in many locations, enhanced customization features, access to our seasonal menu items and ingredients, and access to exclusive promotions via sweetgreen Rewards and Challenges.

Outpost.    Our Outpost Channel enables office workers, hospital workers, or building residents to get their custom sweetgreen order delivered directly to an outpost station at their location during a dedicated time window each day, with lower customer fees than our delivery channels. As of the end of fiscal year 2022, we had 768 live Outpost locations.
In-Store.    Despite a strategic focus on our Owned Digital Channels, our In-Store Channel is core to our platform and serves as a critical path to attract new customers via our iconic physical locations. Customers can pay digitally using the “scan-to-pay” feature on our mobile app.
Marketplace.    Our Marketplace Channel often serves as an effective means to reach new digital customers who have not used our native mobile app or website before. We then aim to convert Marketplace customers to our digital platform.

During fiscal year 2022, we began piloting our Catering program with a goal of serving event and group customers in an additional format through which they prefer to order. Bulk orders of salads, warm bowls, sides and drinks can be ordered for delivery together and are prepared at select locations.

For fiscal year 2022, 41% of our revenue was from our Owned Digital Channels, as compared to 46% from our Owned Digital Channels in fiscal year 2021. When including orders placed on our Marketplace Channel, this digital share increases to 62% of our fiscal year 2022 revenue, as compared to 67% of our revenue in fiscal year 2021. The convenience of our multi-channel approach, combined with our ability to offer personalized content and recommendations, results in a highly engaged cohort of habitual sweetgreen customers. Not only are our owned digital users our most frequent customers, but the average order value (which is the dollar value of an order exclusive of taxes and any fees paid by the customer) for orders placed on our Owned Digital Channels is higher than Non-Digital orders placed through our In-Store Channel.
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
Our Marketing Strategy

Our brand is designed to inspire consumers to live healthier lives without compromising their values. Our goal is to connect food and culture to amplify our mission both in our restaurants and on our digital platform. We use a carefully crafted combination of brand, retail, and performance marketing to build awareness and generate sales. In 2022, we were named as one of Fast Company’s Brands That Matter, which recognized companies and nonprofits that have had an undeniable impact on business and culture.

Since inception, we have collaborated with some of the world’s best chefs, athletes, musicians and thought leaders in our communities to help us amplify the power of healthy food. During fiscal year 2021 we announced our partnership with Naomi Osaka. Naomi is sweetgreen’s first ever national athlete ambassador and youngest investor. Together, our goal is to shift the paradigm of food sponsorships and create a positive impact on how the next generation connects to healthy eating. In 2022, we also partnered with Phoenix Suns (NBA) all-star Devin Booker to further the campaign.

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
Our People

Our Team and Culture

Our approach to team and culture is consistent with one of our core values of “Win, Win, Win”. We believe that obsessing over the team member experience is a “win” for our team members, our customers, and our company. We benefit from the ability to attract and retain the best talent, and from having team members that are motivated to deliver an exceptional experience to our customers. We hire team members who are passionate about our purpose and strive to maintain a friendly, fun, and positive work environment. We pay competitive wages and believe we offer best-in-class benefits relative to the industry, including medical, dental, and vision insurance for eligible employees and their spouses or domestic partners, paid time off, paid parental leave, and equity incentives for our Head Coaches. In 2022, we were again recognized by Newsweek in their Top 100 Most Loved Workplaces rankings.

Our Restaurant Team Structure and the Pathway to Opportunity

We believe we have designed a transparent and structured career learning path. By providing opportunities for advancement, professional development, and ultimately leadership, we have been able to promote high-performing talent and by extension scale our sweetgreen culture. At sweetgreen, the best leaders come from within—we develop a talent-rich pipeline by having a clear promotional track for team members to become a Head Coach (our title for a store manager) within as few as three years. During fiscal year 2022, 55% of open restaurant leadership roles were filled with promotions of existing employees. We also saw our average Head Coach tenure grow from two to three years.

Commitment to Diversity and Inclusion

We are committed to holding ourselves accountable to have gender and ethnic representation at all levels of our organization. Specifically, we have an internal Diversity, Equity, and Inclusion (“DEI”) council and have an associated set of DEI-related goals that have been embedded into our leadership principles. We also require annual DEI training for all Senior Leaders, People Managers, Individual Contributors, and Field Leadership. In 2022, we were named in Mogul’s Top 100 Workplaces for Diverse Representation and Top 100 Companies with the Best Diversity, Equity, Inclusion and Belonging Initiatives. We are honored to have received a 100% score in the Human Rights Campaign’s (“HRC”) 2022 Corporate Equality Index and to be recognized as one of the HRC’s Best Places to Work for LGBTQ+ Equality.

Employees

As of December 25, 2022, we had a total of 5,952 employees, 353 of whom worked at our sweetgreen Support Center and 5,599 of whom worked in our restaurants.

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
•Impact through Brand Partnerships: At sweetgreen, we partner with like-minded individuals seeking to positively impact people and the planet. In 2022, we collaborated with two athletes, tennis Champion Naomi Osaka and basketball star Devin Booker, for our summer brand campaign. In celebration of our partnerships, we donated to Naomi’s nonprofit initiative, Play Academy, created by Laureus Sport for Good and Nike, and to Devin’s nonprofit cause, the Devin Booker Starting Five, under Phoenix Suns Charities. Both organizations provide grants to local nonprofit organizations promoting better lives for underserved youths and families.
•Supporting the next generation of farmers: In 2022, we once again donated to the National Young Farmers Coalition, an organization supporting young and diverse growers and producers across the country. Our contribution funded the 2022 National Young Farmers Survey, a survey conducted every five years to better understand the changing U.S. agricultural landscape and the needs of working farmers.

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
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we will face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence over the last few years, including by enabling delivery and take-out through their digital applications. In particular, we will face increasing competition from delivery kitchens, food aggregators and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver sweetgreen food to customers. These food delivery marketplaces own the customer data for sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service and have increased their reliance on take-out or delivery during and since the COVID-19 pandemic, and competition is expected to continue to increase. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.

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
Government Regulation
We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements, public health and safety and the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased since the COVID-19 pandemic. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding COVID-19, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws (such as fair work week laws, immigration laws, laws governing the employment of minors, various wage & hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in material fines, penalties and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
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

Seasonality

Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed due in part to the COVID-19 pandemic and the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years and we have seen an increase and prolonged negative impact on our revenue around national holidays.
Data Privacy and Security

In the ordinary course of our business, we may process personal or other sensitive, proprietary, and confidential information. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018 (“CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia, Colorado, Connecticut, and Utah have passed comprehensive data privacy and security law. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and EU GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal data, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on personal information retention, expand the types of data breaches that are subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law.

Foreign data privacy and security laws (including but not limited to the EU GDPR and UK GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority or authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

See the section titled “Risk Factors—Risks Related to Our Intellectual Property and Information Technology” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

Corporate Information

We were founded in November 2006 and incorporated in October 2009 in Delaware. Our principal executive offices, which we refer to as our sweetgreen Support Center, are located at 3102 36th Street, Los Angeles, CA 90018, and our telephone number is (323) 990-7040. Our website address is www.sweetgreen.com. Our Class A common stock is listed on the New York Stock Exchange under the symbol “SG”.
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
Any inability to successfully compete with the restaurants or other food companies in our markets and other restaurant segments will place downward pressure on our customer traffic and/or pricing and may prevent us from increasing or sustaining our growth rate or revenue and reaching profitability. Customer tastes, nutritional and dietary trends, methods of ordering, traffic patterns and the type, number, and location of competing restaurants, and ability to timely and effectively deliver food often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our restaurant competitors offer lower-priced menu options, meal packages, loyalty or promotional programs, or offer breakfast, whereas we currently offer only lunch and dinner. Our sales could decline due to changes in popular tastes, “fad” food regimens, and media attention on new restaurants. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu offerings to trends in eating habits. Because of the ample competition in our industry, if our menu does not continue to innovate and provide premier quality food, we may lose customers as a result of a lack of variety or quality. In addition, both fast-food and fast-casual dining segments have implemented deep discounting strategies to attract customers which may increase competition, while in fiscal year 2022 we focused on more targeted promotions and increased the menu prices of certain items. Additionally, during fiscal year 2022, we implemented certain cost cutting measures to manage operating expenses at the sweetgreen Support Center with a focus on achieving profitability on an Adjusted EBITDA basis (the “Plan”), and may in the future have to implement additional cost cutting measures. If we are unable to continue to compete effectively, our traffic, sales, and restaurant contribution could decline, which would have an adverse effect on our business, financial condition, and results of operations.
Pandemics or disease outbreaks, such as the ongoing COVID-19 pandemic, have disrupted, and may continue to disrupt, our business, and have adversely affected our operations and results of operations.

Pandemics or disease outbreaks such as the ongoing COVID-19 pandemic have impacted and are likely to continue to impact our business and results of operations, in particular due to the negative impact on in-restaurant foot traffic and working from the office, difficulties staffing our restaurants, challenges in obtaining supplies, and increasing commodity costs. Additionally, during the COVID-19 pandemic, many state and local authorities mandated various public health measures, compliance with which has been challenging, costly and requires significant management attention and oversight. The ongoing effects of COVID-19 and its variants could lead to future capacity restrictions, mask and vaccination mandates, staffing challenges, product cost inflation, and disruptions in the supply chain that could further impact our operations and results of operations.

We have also had to incur significant additional costs to ensure the setup and maintenance of our restaurants comply with any regulations, which have changed frequently during the COVID-19 pandemic and may continue to change. The COVID-19 pandemic may also continue to adversely affect our ability to implement our growth plans, recruit new team members, and cause delays in construction, permitting, or opening of new restaurants, as well as have an adverse impact on our overall ability to successfully execute our plans to enter into new markets. These and any additional changes may adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.

In addition, our operations have been further disrupted when employees are suspected of having, or test positive for, COVID-19 or other illnesses (or are suspected to have been exposed to or a close contact of someone who has tested positive for COVID-19) since this has required us to quarantine some or all those employees for a period of time and at times, close and disinfect the impacted restaurant facilities. The number of our employees who have tested positive for COVID-19 increased significantly with the spread of the Omicron variant, which has resulted in staffing shortages in many of our restaurants and, at times, the reduction of operating hours and/or the temporary closures of certain of our Pick-Up and Delivery Channels in certain restaurants, which has had and may continue to have a significant impact on our business, financial condition and results of operations. Moreover, in addition to the COVID-19-related sick leave that we previously adopted voluntarily, many jurisdictions, such as New York and California, have required that companies provide mandatory supplemental sick leave for COVID-19-related leave, including to care for a sick family member and to receive (and recover from) a COVID-19 vaccination. In addition, we are required by local and state regulations to report employees who have contracted or been exposed to the virus. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business.

Furthermore, viruses such as COVID-19 may be transmitted through human contact and airborne delivery, and the risk of contracting such viruses could continue to cause customers or employees to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant customer traffic, the ability to adequately staff restaurants, and Outpost given work-from-home policies and reduced office schedules. Even if a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition, and results of operations. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks particularly during the spread of the Omicron variant and subvariants, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.

Changes in economic conditions and the customer behavior trends they drive, including long-term customer behavior trends following the COVID-19 pandemic, which are uncertain, could have an adverse effect on our business, financial condition, and results of operations.

The restaurant industry depends on customer discretionary spending. The United States in general, or the specific markets in which we operate, is experiencing heightened inflation and economic uncertainty and may suffer from further depressed economic activity, higher inflation, increased interest rates, recessionary economic cycles, higher fuel or energy costs, low customer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect customer discretionary spending and have an adverse effect on our business and financial condition. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, including as a result of inflation. Traffic in our restaurants and the volume of pick-up on our Native Delivery, Outpost, and Marketplace Channels has been adversely affected during the COVID-19 pandemic and could further decline if customers choose to reduce the amount they spend on meals or choose to spend more on food from grocery stores as opposed to ordering from our restaurants. Negative economic conditions might cause customers to make long-term or permanent changes to their discretionary spending behavior, including as it relates to dining out, picking up, or ordering delivery. For example, our customers may choose to order from us less frequently, purchase meals at a lower-priced competitor or order through a delivery marketplace, such as Uber Eats or DoorDash, which could have an adverse effect on our business, financial condition, and results of operations. COVID-19 has had a negative impact on our assumptions for restaurant level cash flows, which resulted in elevated impairment charges in fiscal years 2021 and 2022.

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of a potential recession. These macroeconomic conditions can negatively impact consumer discretionary spend for our products. External conditions have become more challenging and uncertain during fiscal year 2022. For example, beginning June 2022, we saw, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of these macroeconomic conditions and an unprecedented increase in summer travel, a wave of COVID cases, a slower than expected return to office and an erratic urban recovery. We have in the past determined to close certain restaurants due to performance and expect to close additional restaurants in 2023. In addition, during fiscal year 2022, we implemented the Plan to manage operating expenses at our sweetgreen Support Center with a focus of achieving profitability on an Adjusted EBITDA basis, which included workforce reductions affecting approximately 5% of employees and a reduction of our real estate footprint at our sweetgreen Support Center. The Plan may not have the intended effect. Further negative trends in sales, including as a result of the impact of the COVID-19 pandemic or as a result of prolonged adverse changes in macroeconomic conditions, could cause us in the future to, among other things, further reduce our workforce, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling our existing restaurants, or recognize further asset impairment charges.

Further, during the COVID-19 pandemic, our in-restaurant foot traffic has significantly declined, our Outpost Channel has significantly diminished, and our Native Delivery and Marketplace Channels have significantly increased. During fiscal year 2022, we saw increased sales in our In-Store Channel compared to fiscal year 2021, but it has not recovered to pre-pandemic levels, and it is uncertain if it ever will. Both short and long-term customer behavior trends are uncertain for all of our channels and the duration of such trends is unknown. In particular, it is uncertain whether, and how frequently, workers will return to offices in urban centers, such as midtown Manhattan or downtown Chicago, on a consistent basis, and even if they do, whether they will have a more flexible work schedule, which could reduce our revenues at our urban locations. To date, employees have returned to offices at a slower rate than anticipated. If the shift toward remote work continues even after the COVID-19 pandemic has abated or ended and workers do not return to offices in urban centers, or work from those locations less frequently, our business, financial condition, and results of operations could be adversely affected for an uncertain period of time, even if customers otherwise resume pre-pandemic levels of discretionary spending. Additionally, as consumer behavior trends have changed during and following the COVID-19 pandemic, we have seen an unprecedented increase in summer travel, which may impact the demand for our products. As a result of all of these factors, we may make the decision to temporarily or permanently close certain of our impacted locations.

Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.

One of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. In fiscal year 2022, we had 36 Net New Restaurant Openings, and in fiscal year 2021 we had 31 Net New Restaurant Openings. In the past, we have experienced delays in opening a significant number of our restaurants due to, among other things, supply chain challenges, wage and commodity cost increases as a result of inflation, construction, and permitting delays in new developments. Such delays could happen again in future restaurant openings, especially as the COVID-19 pandemic continues and due to macroeconomic factors, which has significantly impacted our ability to complete construction of our new restaurants and also our ability to receive the necessary permits to open new restaurants.

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
One of our challenges is locating and securing an adequate supply of suitable new restaurant sites, both in new geographic markets and in our existing geographic markets where we may already be located at the most desirable restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan or meet our economic objectives in new or existing geographic markets. Our ability to identify, secure, and open new restaurant sites also depends on other factors, many of which are likely to be more challenging as the COVID-19 pandemic continues, including:
•identifying and securing an appropriate site and selecting the best restaurant format for that given site and market (including determining whether to test new restaurant formats, including any formats incorporating automation technology), which includes maximizing the effectiveness of our multi-channel approach, the size of the site, traffic patterns, local retail and business attractions and infrastructure that will drive high levels of customer traffic and sales, proximity of potential restaurant sites to existing restaurants, and anticipated commercial, residential and infrastructure development near the potential restaurant site;
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

We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. In particular, our restaurants have historically been heavily concentrated in large urban areas (such as New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas), and we do not currently have any restaurants in any markets outside of the United States. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, product, hiring and training, occupancy, or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, or customer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets, particularly as we expand outside of large metropolitan areas and into more suburban and residential areas, as well as more diverse geographic markets. We may also need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness and attract new customers, particularly if we don’t have high brand awareness in such markets. In addition, because we try to locally source as much of our supply chain as practicable, we may have difficulty sourcing our ingredients from local suppliers and distributors that are in close proximity to our new markets and that meet our quality standards and are appropriate for our distribution model and Food Ethos. For example, since the fourth fiscal quarter of 2022, as a result of extreme weather conditions, we experienced and have been experiencing supply chain disruptions for key ingredients, such as romaine, arugula and tomatoes, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographic markets. Additionally, since the beginning of 2023, we have been experiencing supply chain disruptions for our bowls and plates which has resulted in use of alternative packaging solutions. Because of the local nature of our supply chain, our costs of goods may increase significantly in a new market and supply chain availability may be limited by the climate and the grower network in a specific market. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets, if our local supply chain only supplies ingredients for comparatively fewer restaurants or if we need to comply with new labor and employment regulations in such market. As a result, these new restaurants may be less successful or may not achieve desired growth rates or sales targets as quickly as our existing restaurants across our multiple channels. We may not be able to successfully develop critical market presence for our brand in new geographical markets as we may be unable to find and secure attractive locations, build name recognition or attract enough new customers. Inability to fully implement, or failure to successfully execute, our plans to enter new markets could have an adverse effect on our business, financial condition, and results of operations. In the event we expand our operations outside of the United States, any such expansion may require partnering with and becoming reliant upon a third party, via a partnership, licensing agreement, joint venture, or other contractual relationship.

New restaurants, once opened, may not be profitable, and new restaurants may negatively impact sales at our existing restaurants.
If our new restaurants do not perform as planned, our business and future prospects could be harmed. In addition, an inability of our new restaurants to achieve our expected Average Unit Volumes, Same-Store Sales Change, or Restaurant-Level Profit Margin would have an adverse effect on our business, financial condition, and results of operations. We may find that our restaurant concept has limited appeal in new markets, or we may experience a decline in the popularity of our restaurant concept in the markets in which we already operate. Newly opened restaurants in our current markets or our future markets may not be successful, which could have an adverse effect on our business, financial condition, and results of operations.
Further, the customer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. The opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at existing restaurants, particularly in markets where we have a highly concentrated number of restaurants, such as New York City, Los Angeles, Boston, Chicago and the Washington, D.C./Maryland/Virginia metropolitan area. Existing restaurants could also make it more difficult to build our customer base for a new restaurant in the same market. When we open new restaurants we do not believe that such new restaurants will adversely affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization among our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, in particular if the delivery radius of an existing restaurant overlaps with that of a new restaurant, which could, in turn, adversely affect our business, financial condition, and results of operations.
Additionally, our restaurants and locations must be able to support growth of not only our In-Store and Pick-Up Channels, but also, depending on location, orders through our Native Delivery, Outpost, and Marketplace Channels. While we attempt to select our locations to maximize all of our channels, we may not be effective in doing so (particularly as a result of the potential long-term change in customer behavior as a result of the COVID-19 pandemic), which could lead certain restaurants to be under capacity and other restaurants to be at, or over, capacity. We may also prioritize the development of hybrid restaurants that have larger capacity for supporting our Native Delivery, Outpost, and Marketplace Channels or the development of new restaurant formats, such as walk-up, drive-in, or drive-thru formats or store concepts incorporating automation technology. We do not have significant experience in operating such hybrid locations or such new restaurant formats (including any store formats incorporating automation technology), and we may not be able to operate them as efficiently as we operate our restaurants.
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
Brand value is based in part on customer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring and whether originating from us or our business partners, from any of our third-party spokespersons that represent the brand, or even from unrelated food services businesses, if customers associate those businesses with our own operations, that erode customer trust can significantly reduce brand value, potentially trigger boycotts of our restaurants or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of data privacy, claims by current or former employees, particularly claims of discrimination or harassment, contaminated or unsafe food, including allergens, product recalls, workforce reductions, store employees or other food handlers infected with communicable diseases, including COVID-19, failure to follow proper safety protocols, customer complaints, or other potential incidents discussed in this risk factors section.

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
Further, in August 2019, we received significant negative publicity because, at the time, our molded fiber bowls contained per- and polyfluoroalkyl substances (“PFAS”), which are chemicals associated with certain adverse health effects in humans, even though such substances are approved for use by the U.S. Food and Drug Administration. In addition, products containing PFAS may not be 100% compostable as required pursuant to BPI compostability certification. Although we have since transitioned to alternative bowls that do not contain more than trace amounts of PFAS, these alternatives could present other health or food safety risks. The inability to continue to source alternative bowls, or any negative publicity or public speculation around such prior incident or similar future incidents, could have an adverse effect on our business, financial condition, and results of operations.
We have incurred significant losses since inception. We expect our operating expenses to increase significantly in the foreseeable future, as we grow our business, increase our new restaurant openings, and invest into new technology, and we may not achieve profitability.
We have incurred significant losses since inception. During fiscal year 2022, we incurred a net loss of $(190.4) million and in fiscal year 2021 we incurred a net loss of $(153.2) million. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future, in particular, as we continue to: open new restaurants within existing and new markets; launch new restaurant formats; offer promotions; invest in our multiple product channels, including our Owned Digital Channels, and our Marketplace Channel, and other corporate infrastructure at our sweetgreen Support Center; expand marketing channels and operations; add new products and offerings; and develop, enhance or invest in technologies to help grow our business, including our acquisition of Spyce Food Co. (“Spyce”) and any other investments to automate portions of our ingredient preparation and menu item assembly as well as investments to improve our smartphone application. Additionally, our restaurants require costly ongoing maintenance and renovations, and we may need to temporarily close our restaurants while we perform maintenance and renovations, which could further affect our results of operations. As a result, our net losses may increase while we continue our planned expansion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, and even if we do, we may not be able to maintain or increase profitability. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset expenses. For example, during fiscal year 2022, we implemented the Plan, with a focus of achieving profitability on an Adjusted EBITDA basis. If as a result of current macroeconomic conditions, wage rates or costs of goods sold continue to increase, or if consumer demand continues to soften, we may have to implement additional cost cutting measures in order to achieve profitability, and such measures may or may not be successful.

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
Moreover, to optimize our organizational structure, including in response to the COVID-19 pandemic and recent macroeconomic conditions and their impact on our business, since the beginning of fiscal year 2020, we have undergone reductions in workforce at our sweetgreen Support Center, including most recently in the third quarter of fiscal year 2022 and may in the future implement other reductions in workforce or restructurings. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, delay in development of critical technology or business optimization programs due to gaps in knowledge transfer and new employee ramp up time, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. The COVID-19 pandemic and recent low levels of unemployment have also resulted in aggressive competition for talent, wage inflation, and pressure to improve benefits and workplace conditions to remain competitive, both in our restaurants and in our sweetgreen Support Center. However, in connection with the Plan, during fiscal year 2022 we planned and subsequently enacted changes to certain employee benefit programs in our restaurants and in our sweetgreen Support Center to be more in line with industry benchmarks, which could have an impact on our ability to recruit and retain team members or corporate employees. If we fail to recruit and retain restaurant team members or corporate employees in a timely or efficient manner or experience higher employee turnover levels in either our restaurants or sweetgreen Support Center, our ability to open new restaurants and grow sales at existing restaurants may be adversely affected, and we may experience higher than projected labor costs and otherwise impact our Restaurant Level Profit Margin. In addition, if we fail to adequately monitor and proactively respond to employee dissatisfaction or complaints, it could lead to poor employee satisfaction, higher turnover, litigation, and unionization efforts, which have started to become more prevalent in the hospitality industry.
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
To continue to attract and retain digital customers, we will need to continue to invest in the development of new products, menu items, services, channels, and features that add value for customers, and that differentiate us from our competitors. For example, in fiscal year 2021, we launched our native application delivery in our Android smartphone application and completed the acquisition of Spyce to allow us to serve our food with even better quality, consistency, and efficiency in our restaurants via automation; in fiscal year 2020, we launched our native application delivery in our iOS smartphone application and through website ordering; and in fiscal year 2018, we launched our Outpost Channel whereby we deliver salads in bulk to commercial or other locations with no delivery fee. We also frequently launch seasonal and exclusive bowls, as well as digital exclusive items and menu collections throughout the year to attract and retain customers. For example, in November 2022 we launched a dessert option in the form of Crispy Rice Treats. The success of such new products, menu items, services, channels, and features depend on several factors, including the timely completion, introduction and market acceptance of such products, menu items, services, channels, or features. If our customers do not recognize the value of our new products, menu items, services, channels or features, they may choose not to use our online and mobile ordering platforms, which could have an adverse effect on our business, financial condition, and results of operations.
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
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from our suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, our inability to accurately forecast our supply needs, problems in production or distribution (including any imbalances and freight supply and demand), food contamination, inclement weather, the COVID-19 pandemic, or other conditions could adversely affect the availability and cost of food and supplies or the quality of our ingredients (including requiring distributors to provide substitute products, which may not be of equal quality), which could harm our operations and expose us to risk. We have a localized set of suppliers, and typically rely on a single regional distributor for each of our fresh food products and another single regional distributor for dry goods in each geographical market where we operate, which may make our supply chain inherently more difficult to manage than if we partnered with national distributors, which is the approach of many of our competitors. In addition, we partner with small and medium-sized farmers that have lower inventory levels and experience supply disruptions that place our business at risk. This may further limit our ability to grow and scale, and in some situations serve our customers on a daily basis. Additionally, our farmers may not maintain food safety certifications, which may increase our risk in the event of a food safety incident. We have developed a process to monitor food safety certifications and standards of our farmers and we do not generally source products from farmers that do not have a comprehensive a food safety plan. We periodically audit our farmers’ compliance with our food safety standards, and in the event of material noncompliance with our standards (which occurred with one of our largest chicken suppliers in fiscal year 2020), our policy is to pause our relationship with such farmer until they become compliant.
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
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from our suppliers and distributors at a reasonable cost. Because of the way our supply chain is structured, finding a substitute product that meets our culinary requirements in any one geographical market where we operate, particularly with respect to our fresh food products, may be difficult. We do not control the businesses of our suppliers or distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Subsequent to the end of fiscal year 2022, there has been an interruption by our supplier to the supply of packaging to our stores. This has caused and may continue to cause a disruption in our stores, as well as higher costs of materials, and could cause store closures in the future. While we are working to identify alternative suppliers, there can be no assurance we will be able to do so on a timely basis, at commercially reasonable terms, or at all, and an interruption in supply of packaging could adversely affect our business, financial condition and results of operations, including in particular our margins.

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

Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, including if we do not accurately forecast our needs (which has been historically challenging when there have been events outside of our control, such as the COVID-19 pandemic), or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies or, alternatively, receive lower-quality substituted products, which would have an adverse effect on our business, financial condition, and results of operations. Additionally, unanticipated store closures may result in our donation of an excess supply of perishable products, which may also have an adverse effect on our financial condition. As we expand into new markets, because of the local nature of our supply chain and our commitment to our Food Ethos, we may be unable to find vendors to meet our supply specifications or service needs as we expand. We could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have an adverse effect on our business, financial condition, and results of operations. For example, since the fourth fiscal quarter of 2022, as a result of extreme weather conditions, we have experienced supply chain disruptions for key ingredients, such as romaine, arugula and tomatoes, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographic markets. There can be no assurance that we will be able to identify or negotiate additional or alternative sources on terms that are commercially reasonable to us, if at all. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have an adverse impact on our results of operations. Similarly, if we are unable to accurately forecast demand, we may end up with overages of custom and/or perishable products, which may result in food waste and in us paying suppliers or farmers for products that we do not end up using.
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
Our growth plan includes opening a number of new restaurants, investing in a significant amount of technology to make our operations more efficient, and managing operating expenses to support our growth. Our existing restaurant management systems and other technology, financial and management controls, leadership team and information systems may be inadequate to support our planned expansion and investments, which may negatively impact the quality of service provided to our customers. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our customer experience, and in turn, our business, financial condition, and results of operations.
We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality, locally sourced ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to increase our pricing, or change our advertising or promotional strategies, which could adversely affect our business, financial condition, and results of operations or the brand identity that we have tried to create. We have increased our pricing several times in the past few years (including in fiscal years 2022 and 2021) and may increase prices further in the future due to the increased costs of labor or ingredients or other factors, which could negatively affect the loyalty of our existing customers and cause them to reduce their spending with us or impact our ability to acquire new customers, particularly as we expand our footprint into new geographies where customers might have greater price sensitivity. If customers are not persuaded that we offer a good value for their money, we may not be able to grow or maintain our customer base, which would have an adverse effect on our business, financial condition, and results of operations. Current macroeconomic conditions, such as inflation and increasing interest rates, which have become more challenging during 2022 and which we expect to continue to be challenging in fiscal year 2023, increase the risk of a potential economic downturn. These macroeconomic conditions can also negatively impact consumer discretionary spend and, coupled with slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models), has led to our revenue growth slowing (and much of such revenue regrowth was driven by a price increase taken in the first quarter of fiscal year 2022). Additionally, as a result of continued inflation, we experienced an increase in wage rates and costs of goods sold during fiscal year 2022, which has had a negative impact on our Restaurant Level Profit. In order to mitigate these risks, we have gradually increased menu prices or other customer fees and have implemented and may in the future have to implement additional cost-cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.
Changes in commodity and other operating costs, particularly due to climate change, could adversely affect our results of operations.
The profitability of our restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities and distribution, and other operating costs. Additionally, the commodity markets, including markets for key items, such as chicken, kale, and avocado, will likely continue to increase over time and may also become volatile due to climate conditions and other macroeconomic conditions, all of which are beyond our control and, in many instances, extreme and unpredictable (such as more frequent and/or severe fires and hurricanes). We can only partially address future price risk due to climate change through hedging and other activities, and therefore increases in commodity costs, particularly due to climate change, could have an adverse impact on our ability to achieve or maintain profitability. There can be no assurance that future cost increases can be offset by increased menu prices or that current or future menu prices will be fully absorbed by our guests without any resulting change to their demand for our products. In addition, there can be no assurance that we will generate revenue growth in an amount sufficient to offset inflationary or other cost pressures, particularly with the high rates of inflation in fiscal years 2022 and 2021. Additionally, in the third quarter of fiscal year 2022, we implemented the Plan, with a focus of achieving profitability on an Adjusted EBITDA basis, which included workforce reductions of approximately 5% of our employees at the sweetgreen Support Center and a reduction of our real estate footprint at the sweetgreen Support Center, pursuant to which we incurred total pre-tax restructuring and related charges of approximately $14.4 million during fiscal year 2022. If as a result of current macroeconomic conditions, wage rates or costs of goods sold continue to increase, as they did throughout fiscal year 2022, or if consumer demand softens, we may have to implement additional cost cutting measures.
The profitability of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, electricity and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We have recently experienced an increase in freight related surcharges, an increase in food costs, and supply shortages from our vendors as a result of increased inflation and higher gas prices, which we expect to continue into fiscal year 2023.

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
Our success depends largely upon the continued services of our key executives, and, to date, we have not implemented a robust or defined succession plan in the event of any key executive departures. We also rely on our leadership team in setting our strategic direction and culture, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing and general and administrative functions.

We have had significant changes in our senior management historically, and, from time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers, or other key employees could seriously harm our ability to successfully implement our business strategy and could impede the achievement of our growth objectives, including with respect to scaling the number of our restaurants and expansion into new markets and restaurant formats, improving our operations and advancing technological developments of our website and mobile application, which would have an adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

We believe that a critical component of our success has been our corporate culture and the internal advancement of our corporate values. We have invested substantial time and resources in building our team, both at our sweetgreen Support Center and within our restaurants. In the future, we may find it difficult to maintain the innovation, teamwork, passion, and focus on execution that we believe are important aspects of our corporate culture. For example, we have undergone reductions in workforce at our sweetgreen Support Center since the beginning of fiscal year 2020, including most recently in the third quarter of fiscal year 2022, and these actions, together with the general impact of the COVID-19 pandemic, have negatively impacted and may continue to negatively impact our corporate culture and company morale. Additionally, in connection with the Plan, in the third quarter of fiscal year 2022 we made changes to certain employee benefit programs in our restaurants and in our sweetgreen Support Center to be more in line with industry benchmarks. These changes could have an impact on our brand, corporate culture and company morale.

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

There has been increasing public focus by investors, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and management food sourcing. Through our mission, we have committed to supporting small and mid-size growers who are farming sustainably, to creating transparency around what’s in our food and where it came from, and to creating more accessibility to healthy, real food for more people. In connection therewith, we have announced our commitment to become carbon neutral, which involves reducing our carbon footprint by 50% and meaningfully offsetting where reduction is not yet possible, by 2027. Achieving this commitment, as well as any other environmental, social, and governance initiatives we may pursue, could be costly to implement, and we may not be successful. Additionally, we have transitioned to alternative bowls that do not contain more than trace amounts of PFAS. If we are not effective in addressing environmental, social, and other governance matters affecting our industry, setting and meeting relevant sustainability goals, diversity, equity, and inclusion targets, or fulfilling our mission or sustainability plans, our brand image may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

We may require additional capital to support business growth, and this capital might not be available on reasonable terms or at all.

We intend to continue to make significant investments to support our business growth, including with respect to investments in expansion of our restaurant footprint and our multiple distribution channels, the introduction of new store formats and technology to enhance our operating efficiency, each of which might require additional funds to respond to business challenges or opportunities. For example, we may need to open additional restaurants, develop new products and menu items or enhance our products and menu items, and enhance our operating infrastructure. In particular, our planned investment in developing automation technology after our acquisition of Spyce could cost more and could take longer to develop than we initially expect, which could require additional capital. Additionally, if our operating losses continue as a result of a slower-than-anticipated recovery from the COVID-19 pandemic or other factors, we may need to raise additional capital sooner than anticipated. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, resulting from increased volatility in the trading, the ongoing pandemic, or otherwise. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We operate our restaurants and corporate headquarters in leased properties subject to long-term, non-cancelable leases. If we are unable to secure new leases on favorable terms, terminate unfavorable leases, or renew or extend favorable leases, our profitability may suffer.

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

We are obligated under long-term, non-cancelable leases for almost all of our restaurants and both phases of our sweetgreen Support Center. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Certain of our restaurant leases also provide for contingent rental payments based on sales thresholds. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease (or negotiate a buyout with the landlord) including, among other things, paying the base rent for the balance of the lease term. For example, we recently implemented the Plan pursuant to which we vacated the premises for the former sweetgreen Support Center and moved to a smaller office space adjacent to its existing location, and in connection with which we incurred $14.4 million of restructuring expense during fiscal year 2022. To date, we have been unsuccessful in subleasing the vacated portion of the sweetgreen Support Center, and it is unknown if we will be successful in doing so, and if so, on what commercial terms.

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
A significant portion of our restaurants are located in densely populated urban locations, such as midtown New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas. For fiscal years 2022 and 2021, approximately 32% and 33%, respectively, of our revenue was generated from our restaurants located in the New York City metropolitan area. As a result, adverse economic or other conditions in any of these areas could have an adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have an adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather, or natural or man-made disasters.
As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these densely populated urban areas, and any regional occurrences in the markets in which we operate, such as local strikes, terrorist attacks, increases in energy prices, health-related incidents, adverse weather conditions, tornadoes, earthquakes, storms, hurricanes, floods, droughts, fires or other natural or man-made disasters, could have an adverse effect on our business, financial condition, and results of operations. For example, the COVID-19 pandemic has significantly impacted our financial results in these urban locations far more negatively than our suburban locations, and as of the end of fiscal year 2021, our AUVs for our urban locations were still materially lower than our AUVs for our urban locations as of the end of fiscal year 2019. Furthermore, the long-term change in behavior as a result of the COVID-19 pandemic could lead to a sustained decline in the desirability of living, working, and congregating in the densely populated urban areas in which we operate. Additionally, during the 2020 presidential election and 2021 inauguration, we had prolonged store closures in the Washington, D.C./Virginia/Maryland metropolitan areas, which had an adverse impact on our restaurant revenues and profitability. Any short-term or long-term shifts in the travel patterns of customers away from densely populated urban areas could have an adverse impact on our future results of operations in these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key markets would adversely affect our business, financial condition, and results of operations to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan markets that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business.
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

Prior to Amendment No. 3 to our 2020 Credit Agreement (“Amendment No. 3”), interest on any outstanding balances was calculated based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. Further, on March 5, 2021, the Intercontinental Exchange Benchmark Administration, the FCA-regulated and authorized administrator of LIBOR, announced, and the FCA confirmed, that one week and two-month USD LIBOR settings will cease on December 31, 2021, and that the USD LIBOR panel for all other tenors will cease on June 30, 2023. The 2020 Credit Agreement provides for the discontinuation of U.S. dollar LIBOR by including benchmark replacement provisions recommended by the Alternative Rates Reference Committee (“ARRC”) convened by the Federal Reserve Board including transition to a benchmark based on the secured overnight funds rate (“SOFR”) or another benchmark determined after giving regard to any recommendation by the Federal Reserve Board and any evolving or then-prevailing market convention for syndicated credit facilities.

Amendment No. 3 amended our 2020 Credit Agreement, including, among other things, by replacing LIBOR with the one-month term SOFR as the reference rate for determining the interest rate under our 2020 Credit Agreement. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data. It is possible that the volatility of and uncertainty around SOFR as a LIBOR replacement rate could have an adverse effect on our business, financial condition, cash flows and results from operations and could cause the market value of our Class A common stock to decline.
Risks Related to Legal and Governmental Regulation
Governmental regulation may adversely affect our business, financial condition, and results of operations.
We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased in the wake of the COVID-19 pandemic. We may experience difficulties or failures in obtaining the necessary licenses, approvals, or permits for our restaurants, which could delay planned restaurant openings (and has become significantly more difficult during the COVID-19 pandemic) or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, as well as rules and regulations regarding COVID-19, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local labor and employment laws (such as predictive scheduling laws, various wage & hour laws, laws governing the employment of minors, leave laws, termination laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees in our restaurants or in the sweetgreen Support Center, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in fines, penalties and/or settlements, some or all of which may not be covered by insurance. These lawsuits and investigations can also result in significant remediation efforts that may be costly and time consuming, and which we may not implement effectively. We have made payments to settle these types of lawsuits and/or investigations in the past, and additional lawsuits or investigations could have an adverse effect on our business, brand and reputation, financial condition, and results of operations. Additional federal, state, and local proposals related to paid sick leave or similar matters, particularly as a result of the COVID-19 pandemic, could, if implemented, also have an adverse effect on our business, financial condition, and results of operations.
We are also subject to the Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants, website, and smartphone applications. In the past, we have settled various lawsuits related to our alleged ADA non-compliance, which resulted in accommodations to our website, smartphone applications, and physical restaurants. We may face additional litigation in the future or have to further modify our digital platforms (including any digital kiosks that we may implement in our restaurants) by providing auxiliary aids to disabled persons, or restaurants by adding access ramps or redesigning certain interior layouts or architectural fixtures to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material, and there is no guarantee that we will be able to adjust our business practices appropriately to limit additional claims in the future.
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
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements (including the requirement to provide for reasonable accommodations for those with disabilities), and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our business, financial condition, and results of operations. Failure to comply with the laws and regulatory requirements of federal, state, and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we failed to comply with applicable standards. Compliance with the aforementioned laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings, which could have an adverse effect on our business, financial condition, and results of operations.
Changes in employment laws may increase our labor costs and impact our results of operations.
Various federal, state, and labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, predictive scheduling, wage and hour requirements, unemployment tax rates, workers’ compensation rates, immigration status, laws governing the employment of minors, and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have an adverse effect on our business, financial condition, and results of operations:
•predictive scheduling;
•minimum wages;
•mandatory health benefits;
•vacation accruals;
•termination requirements;
•paid leaves of absence, including paid sick leave and COVID-19-related leave;
•COVID-19 related vaccination and/or mask mandates;
•employment of minors;
•I-9 compliance; and
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
For example, several jurisdictions in which we operate, including New York City, Philadelphia, Chicago, Seattle, and San Francisco, have implemented fair workweek legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees that are often difficult to comply with, and the regulations with respect to such requirements have changed and may continue to change from time to time. We were previously under investigation by the NYC Department of Consumer and Worker Protection for fair workweek violations for one of our New York City locations, and we may in the future be subject to similar investigations. Other jurisdictions where we operate are considering enacting similar legislation. In addition, New York City passed a “just cause” termination legislation as part of its fair workweek legislation, which restricts companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination, which went into effect in July 2021. All of these regulations impose additional obligations on us and could increase our costs of doing business and cause us to make changes to our business model. Our failure to comply with any of these laws and regulations could lead to higher employee turnover and negative publicity, and subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close some restaurants in these jurisdictions.
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
We have been subject to a number of claims from our employees alleging violations of federal and state law regarding workplace and employment matters, including off-the-clock work (including meal and rest break compliance), predictive scheduling, equal employment opportunity, harassment, discrimination, failure to pay timely wages, employee misclassification, retaliation, wrong termination, and similar matters, and we could become subject to class action or other lawsuits related to these or different matters in the future. We may not have valid arbitration agreements with all current or former employees, and the arbitration agreements that are in place may not protect us from certain claims in certain states (including Private Attorney General Act claims in California). In addition, customers may file complaints or lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants, including in the context of claims related to exposure to COVID-19, or that we have problems with food quality or operations. In recent years, a number of restaurant companies, including sweetgreen, have been subject to such claims. Additionally, because we do not perform background checks on all employees, we have been and may in the future be exposed to certain risks, including allegations of negligence in our hiring practices, as well as needing to terminate existing employees who do not pass any background check that we may conduct after an employee has been hired. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend, may divert time and money away from our operations, and hurt our performance. A judgment in excess of, or that is excluded from, our insurance coverage for any claims could adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations, regardless of whether any claims against us are valid, may also adversely affect our reputation, which in turn could have an adverse effect on our business, financial condition, and results of operations.
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
The restaurant industry is subject to various federal, state, and local government regulations, including those relating to design and construction of restaurants and the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. For example, during the COVID-19 pandemic, the timeline for obtaining licenses and permits has increased significantly. The failure to obtain and properly maintain and comply with these licenses, permits and approvals in a timely manner could have an adverse effect on our business, financial condition, and results of operations. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause or we could be subject to fines or temporary restaurant closures at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants. Any failure to maintain such licenses could have an adverse effect on our business, brand and reputation, financial condition and results of operations.
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
Additionally, the modifications made under the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”) had no impact on the employer mandate. However, we cannot predict the ultimate content, timing, or impact of any changes to the PPACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our business, financial condition, and results of operations, and we cannot predict how future federal or state legislative, judicial, or administrative changes relating to healthcare reform will affect our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 25, 2022, we had U.S. Federal net operating loss carryforwards (“NOLs”) of $688.5 million, of which $586.6 million may be carried forward indefinitely, and the remaining $101.9 million expire at various times. As of December 25, 2022, we had state net operating loss carryforwards of $610.1 million, of which $71.8 million may be carried forward indefinitely, and the remaining $538.3 million expire at various times. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We are still evaluating the impact of our recent IPO on a potential change in ownership, and the corresponding impact on our ability to use NOLs and other tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years beginning before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 25, 2022. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated in taxable years beginning after December 31, 2017.

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
Risks Related to Our Intellectual Property and Information Technology

If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

Security incidents compromising the confidentiality, integrity, and availability of our sensitive, proprietary, and confidential information and information technology systems, and those of the third parties upon which we rely could result from cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, supply chain attacks, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, remote work has become more common in response to the COVID-19 pandemic and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.

Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle. We have experienced an increase in credential stuffing activity in which malicious third parties try to access an online service by using credentials compromised in security incidents suffered by different services. We have security measures in place to mitigate our risk to vulnerabilities, but these measures may not be adequate to ensure that our operations are not disrupted or that security incidents do not occur. Risks relating to security incidents are likely to increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.

We also rely on a number of third parties to support and operate our critical business systems and process sensitive, proprietary, and confidential information, such as LevelUp, our account management provider, the payment processors that process customer credit card payments, and other third-party providers of services including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Moreover, the risk of circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques. In particular, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Cybercrime and hacking techniques are constantly evolving, and we or third parties who we work with may be unable to anticipate attempted security incidents, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. Because of the prominence of our brand, we believe that we are an attractive target for cyberattacks, which have increased recently in the industry. We have implemented security measures designed to detect and prevent security incidents, and to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information under our control. However, despite any measures that we have taken by us to increase our cybersecurity, we cannot assure you that the measures that we or the third parties we work with have implemented will always be followed and/or be effective against current or future security threats. We may expend significant resources or modify our business activities to try to protect against security incidents. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we or the third parties we work with suffer, or are perceived to have suffered, a security incident, we may experience a loss of customer and partner confidence in the security of our platform and damage to our brand, reduced demand for our offerings, and disruption of normal business operations. Such an incident may also require us to spend resources to investigate and correct the issue and to prevent recurrence, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, which could have an adverse effect on our business, financial condition or results of operations. Additionally, our agreements with our material third-party partners, such as LevelUp and DoorDash, require us to maintain adequate security measures and not subject their confidential information to a security incident. If we were to breach those contractual obligations, we could be responsible for indemnifying our partners for any losses associated with such an incident. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure.

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

We are subject to rapidly changing and increasingly stringent U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies, and other obligations relating to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

We collect, use, receive, store, process, generate, transfer, make accessible, protect, secure, dispose of, transmit, share, and disclose personal information and other sensitive information about customers, personnel, business contacts, and others; proprietary and confidential business data; trade secrets; intellectual property; sensitive third-party data and financial information in the course of operating our business. These activities are or may become regulated by a variety of domestic and foreign laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, which are complex, rapidly evolving, and increasingly stringent.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our platform relies on such technologies for advertising purposes and could be adversely affected by the CCPA’s restrictions if users opt-out of certain information sharing on which our advertising relies, which would impair our ability to advertise. This could decrease the effectiveness of our marketing and adverting strategies and decrease our level of customer acquisition and/or retention, may cause us to find new avenues to market and advertise, and may cause us to increase our marketing and advertising expenditures. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative on January 1, 2023, expanded the CCPA’s requirements to apply to personal information of business representatives, established a new regulatory agency to implement and enforce the law, and restricts the use of certain categories of sensitive personal information that we handle, further restricting the use of cross-context behavioral advertising techniques on which our platform relies. Other states, such as Virginia, Colorado, Connecticut and Utah, have also passed comprehensive data privacy and security laws, and similar laws have been proposed in other states, as well as at the federal and local levels, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to the risks we face under emerging privacy laws, the restrictions on text message communications imposed by the Telephone Consumer Protection Act (“TCPA”), have long been a source of potential liability for our business. The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We currently send text messages to guests who opt in to receive customer support communications. Claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs.

Foreign laws and regulations pertaining to data privacy and security – including in Europe, China, Brazil, and Japan – are also undergoing rapid change, have become increasingly stringent in recent years, and proposals for similar laws and regulations are being considered in several major foreign countries. Many of these countries are also beginning to impose or increase restrictions on the transfer of personal information to other countries. Restrictions relating to data privacy and security in these countries may limit the products and services we can offer in them, which in turn may limit demand for our services in such countries and our ability to enter into and operate in new geographic markets.

Privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are or may become legally or contractually bound. For example, certain privacy laws, such as the CCPA, require us to impose specific contractual restrictions on our service providers. If we fail to comply with these contractual obligations or standards, we may face public and regulatory scrutiny, substantial liability, and fines. Additionally, under various data privacy and security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to do so could result in adverse consequences.

We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal information and/or other confidential information. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Additionally, our business is reliant on revenue from behavioral, interest-based, or tailored advertising. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could impact our ability to collect data or engage in marketing and advertising, which could have an adverse effect on our business, financial condition, or results of operations.

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

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Despite our efforts, we may not be successful in complying with the rapidly evolving data privacy and security requirements discussed above. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal information; and orders to destroy or not use personal information. Such occurrences could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, have and may also continue to negatively impact the market price of our Class A common stock, particularly in light of uncertainties surrounding the COVID-19 pandemic and the related impacts as well as recent increased inflation and potential changes in interest rates.
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

While we have remediated the material weakness as of the fiscal year ended December 25, 2022, we cannot be certain that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities.
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
As a public company, we incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance, which we expect to further increase now that we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing requirements, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

The Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. Moreover, the Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures, and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. Any failure to maintain internal control over financial reporting could result in our inability to detect errors on a timely basis or accurately report our financial condition or operating results and our consolidated financial statements may be materially misstated as a result. Effective internal control is necessary for us to produce reliable financial reports and is important to prevent fraud.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), for the first time since becoming a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 25, 2022. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K, our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as well as in subsequent Annual Reports. If we are unable to in any such Annual Report assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected. To prepare for compliance with Section 404, we have engaged in and will continue to engage in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts, including with respect to the implementation of a new enterprise resource planning system. We have hired and may need to hire additional accounting and financial staff in the future with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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

This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
•the impact of the COVID-19 pandemic and macroeconomic conditions, including their impact on customer behavior and discretionary spending;
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

We and our corporate subsidiaries are subject to income and non-income taxation, in each case, at the federal level and by certain states and municipalities because of the scope of our operations. In determining our tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, as a result of the most recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. For example, the recently enacted Inflation Reduction Act includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings, or administrative interpretations, could have a material and adverse effect on our business, financial condition, and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
As of December 25, 2022, we operated 186 restaurants. Our main office is located at 3102 36th Street, Los Angeles, CA 90018. We lease our main office and all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 9 in our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the New York Stock Exchange under the symbol “SG.”

Holders of Record

As of February 17, 2023, there were approximately 466 stockholders of record of our Class A common stock. The number of record does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 17, 2023, there were approximately 10 stockholders of record of our Class B common stock that are affiliated with our three founders. The number of stockholders does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following performance graph shows a comparison from November 18, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 25, 2022, of the cumulative total return for our Class A common stock, the NYSE Composite Index and the S&P 600 Restaurants Index.

Comparison of Cumulative Total Return
$125.00
$100.00
$75.00
$50.00
$25.00
11/18/21
12/26/21
03/27/22
06/26/22
09/25/22
12/25/22
sweetgreen
NYSE Composite
S&P Restaurant 600 Index

	November 18, 2021	December 26, 2021	March 27, 2022	June 26, 2022	September 25, 2022	December 25, 2022
sweetgreen	$100.00	$112.00	$115.71	$47.61	$60.00	$31.54
NYSE	$100.00	$99.10	$98.10	$86.53	$80.60	$88.73
S&P Restaurant 600 Index	$100.00	$97.51	$91.79	$68.95	$70.45	$76.42

This graph assumes an initial investment of $100 on November 18, 2021. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our Class A common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Recent Sales of Unregistered Securities

None.

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
Our fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal year 2022 was a 52-week period that ended December 25, 2022, fiscal year 2021 was a 52-week period that ended December 26, 2021, and fiscal year 2020 was a 52-week period that ended December 27, 2020. In a 52-week fiscal year, each fiscal quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third fiscal quarters each include 13 weeks of operations, and the fourth fiscal quarter includes 14 weeks of operations.
Fiscal year 2022 and 2021 results for AUV and Same-Store Sales Change have been adjusted. See the subsections titled “—Key Performance Metrics” and “—Quarterly Results of Operations” for more information, including a description of the adjustments made to, and the unadjusted values for, AUV and Same-Store Sales Change for the periods presented.

We have elected to classify utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related cost within the consolidated statement of operations. As such, certain prior period financial information has been reclassified. For additional information, see Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 25, 2022, we owned and operated 186 restaurants in 16 states and Washington, D.C.
Initial Public Offering
On November 22, 2021, we completed our IPO in which we issued and sold 14,950,000 shares of Class A common stock at a public offering price of $28.00 per share for net proceeds of $384.7 million, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 1 to our audited consolidated financial statements in this Annual Report on Form 10-K.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. In fiscal years 2022, 2021, and 2020, we had 36, 31, and 15 Net New Restaurant Openings, respectively, bringing our total count as of December 25, 2022 to 186 restaurants in 16 states and Washington, D.C.
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
Macroeconomic Conditions, Inflation, the Impact of the COVID-19 Pandemic and Supply Chain Constraints
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and rationalize spending on food outside the home during weaker economies. Throughout our history, our customers have demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings. However, as a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods.

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

In fiscal year 2022, our revenue growth was negatively impacted in part by current macroeconomic conditions and softening consumer demand. In fiscal year 2022, we have seen increased variability in our customer traffic patterns, including as a result of employees returning to offices at a slower rate and at a lower frequency than anticipated as a result of many workplaces adopting remote or hybrid models. Additionally, as a result of inflation we have seen an increase in wage rates and costs of goods sold during fiscal year 2022. We have also experienced certain supply chain disruptions for key ingredients, such as romaine, arugula, and tomatoes, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographical markets, all of which has increased our operating expenses and had a negative impact on our Restaurant Level Profit.

As a result of the factors described above, and as previously disclosed, during the third quarter of fiscal year 2022, we implemented certain cost cutting measures, and may in the future have to implement additional cost cutting measures. Specifically, on August 8, 2022, we took a number of steps to manage operating expenses at our sweetgreen Support Center with a focus of achieving profitability on an Adjusted EBITDA basis (the “Plan”), which included workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, and a reduction of our real estate footprint by vacating the premises of the existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location. We incurred total pre-tax restructuring and related charges of approximately $14.4 million. This included a $13.0 million non-cash restructuring expense, due to a reduction of our real estate footprint by vacating the premises of the existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to impairment of the long-lived assets, $5.8 million and $0.4 million related to impairment of our operating lease asset and closure costs, respectively, associated with the sweetgreen Support Center, $0.6 million of severance and related benefits from workforce reductions at the sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline our future new restaurant openings, and $0.2 million of other related expenses.

Subsequent to the end of fiscal year 2022, there has been an interruption by our supplier to the supply of packaging to our stores. This has caused and may continue to cause a disruption in our stores, as well as higher costs of materials, and could cause store closures in the future. While we are working to identify alternative suppliers, there can be no assurance we will be able to do so on a timely basis, at commercially reasonable terms, or at all, and an interruption in supply of packaging could adversely affect our business, financial condition and results of operations, including in particular our margins.

Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed due in part to the COVID-19 pandemic and the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years and we have seen an increase and prolonged negative impact on our revenue around national holidays. These factors resulted in slower sales growth than anticipated during fiscal year 2022.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost Channel. There have been historical fluctuations in the mix of sales between our various channels. Due to the fact that our Native Delivery, Outpost, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we see a shift in sales through the Native Delivery, Outpost, and Marketplace channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost, and Marketplace Channels as we scale each of these channels. Additionally, during fiscal year 2022, we began piloting our Catering program, with a goal of serving event and group customers in an additional format through which they prefer to order.
Key Performance Metrics
We track the following key performance metrics and non-GAAP financial measures to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these key performance metrics, which include certain non-GAAP financial measures, provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key performance metrics and non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled metrics or measures presented by other companies. See “Non-GAAP Financial Measures” below for a reconciliation of Restaurant-Level Profit,

Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable financial measures stated in accordance with GAAP.

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	December 27, 2020
Net New Restaurant Openings	36	31	15
Average Unit Volume (as adjusted)(1)	$2,905	$2,623	$2,194
Same-Store Sales Change (as adjusted) (%)(2)	13%	25%	(26%)
Restaurant-Level Profit	$69,286	$40,405	$(8,702)
Restaurant-Level Profit Margin (%)	15%	12%	(4%)
Adjusted EBITDA	$(49,934)	$(63,099)	$(107,483)
Adjusted EBITDA Margin (%)	(11%)	(19%)	(49%)
Total Digital Revenue Percentage	62%	67%	75%
Owned Digital Revenue Percentage	41%	46%	56%
(1)Our results for the fiscal year ended December 25, 2022 have been adjusted to reflect the temporary closures of two restaurants which were excluded from the Comparable Restaurant Base. Such adjustment did not result in a material change to AUV. Our results for the fiscal year ended December 27, 2020 have been adjusted to reflect the material, temporary closures of 19 restaurants due to the COVID-19 pandemic by excluding such restaurants from the Comparable Restaurant Base. Without these adjustments, AUV would have been $2.0 million as of December 27, 2020.
(2)Our results for the fiscal year ended December 25, 2022, have been adjusted to reflect the temporary closures of 6 restaurants. Such adjustments did not have a material impact on our Same-Store Sales Change. Our results for the fiscal years ended December 26, 2021 and December 27, 2020 have been adjusted to reflect the temporary closures of (i) 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic, (ii) 56 restaurants in fiscal year 2020 due to civil disturbances that occurred during one week in fiscal year 2020 and (iii) 64 restaurants in fiscal year 2021 due to the civil disturbances that occurred in fiscal year 2020 referred to in clause (ii) above (which includes 8 additional restaurants that had not been operating long enough to be part of the Comparable Restaurant Base for the fiscal year 2020 calculations). With respect to the temporary closures due to civil disturbances, because excluding an entire fiscal month for these restaurants, which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole, we excluded only one week from the calculation of Same-Store Sales Change for these restaurants. Without these adjustments, Same-Store Sales Change would have been 29% and (32%) for fiscal years ended December 26, 2021 and December 27, 2020, respectively.
Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new sweetgreen restaurant openings during a given reporting period, net of any permanent sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. We excluded two restaurants from our Comparable Restaurant Base to reflect the temporary closure of such restaurants in fiscal year 2022. Such exclusions did not result in a material change to AUV. Further, as a result of material, temporary closures in fiscal year 2020 due to the COVID-19 pandemic, 19 restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2020. No restaurants were excluded from the Comparable Restaurant Base as of the end of fiscal year 2021.
Same-Store Sales Change
Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. During fiscal year 2022, we excluded six restaurants from our Same-Store Sales Change to reflect the temporary closure of such restaurants, which did not result in a material change to Same-Store Sales Change. Further, as a result of temporary closures of 19 restaurants due to the COVID-19 pandemic during the second and third fiscal quarters of 2020, Same-Store Sales Change has been adjusted for fiscal years 2021 and 2020. Additionally, as a result of temporary closures of restaurants due to civil disturbances that occurred during one week in fiscal year 2020 we excluded only one week from the calculation of Same-Store Sales Change for fiscal years 2021 and 2020 (and we excluded the corresponding week from the corresponding fiscal periods in the prior fiscal year). Fiscal years 2020 and 2021 have been adjusted to reflect the temporary closures of (i) 19 restaurants in fiscal year 2020 due to the COVID-19 pandemic, (ii) 56 restaurants in fiscal year 2020 due to civil disturbances that occurred during one week in fiscal year 2020 and (iii) 64 restaurants in fiscal year 2021 due to the civil disturbances that occurred in fiscal year 2020 referred to in clause (ii) above (which includes 8 additional restaurants that had not been operating long enough to be part of the Comparable Restaurant Base for the fiscal year 2020 calculations). This is because excluding an entire fiscal month for these restaurants which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole. This exclusion impacted the calculation of Same-Store Sales Change for these restaurants for fiscal year 2021 and 2020. Therefore, Same-Store Sales Change for fiscal years 2021 and 2020 is not comparable to Same-Store Sales Change for fiscal year 2022. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.
Restaurant-Level Profit and Restaurant-Level Profit Margin
We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment and in certain periods, impairment and closure costs and restructuring charges. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue.
As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, amortization of cloud-based software implementation costs, other expense, and in certain periods, impairment and closure costs, and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
Restaurant Operating Costs, Exclusive of Depreciation and Amortization
Food, Beverage, and Packaging
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. Additionally, we have recently experienced an increase in freight-related surcharges from our vendors as a result of increased inflation and higher gas prices. However, food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs, inflation, and availability, as well as geographic scale and proximity.
Labor and Related Expenses
Labor and related expenses include salaries, bonuses, benefits, payroll taxes, workers compensation expenses, and other expenses related to our restaurant employees. As with other variable expense items, we expect labor costs to grow as our revenue grows. Other factors that influence labor costs include each jurisdiction’s minimum wage and payroll tax legislation, inflation, the strength of the labor market for hourly employees, benefit costs, health care costs, and the size and location of our restaurants.
Occupancy and Related Expenses
Occupancy and related expenses consist of restaurant-level occupancy expenses (including rent, common area maintenance (”CAM”), and real estate taxes), and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening costs. We anticipate occupancy and related expenses on an absolute dollar basis will increase for the foreseeable future to the extent we continue to open new restaurants and revenue grows. Occupancy and related expenses as a percentage of revenue are impacted by geographic location, type of restaurant build, and amount of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs include other operating expenses incidental to operating our restaurants, such as repairs and maintenance, utilities, certain local taxes, third-party delivery fees, non-perishable supplies, restaurant-level marketing, credit card fees and property insurance. We expect that other restaurant operating costs will increase on an absolute dollar basis for the foreseeable future to the extent we continue to open new restaurants and our revenue grows. Other restaurant operating costs as a percentage of revenue are expected to increase in line with growth in our Native Delivery, Outpost, and Marketplace

Channels, as these channels require us to pay third-party delivery fees. However, as revenue increases, we expect that other restaurant operating costs, such as repairs and maintenance and property insurance, as a percentage of revenue will decline.
Operating Expenses
General and Administrative
General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense, brand-related marketing, and Spyce acquisition costs. We expect that general and administrative expenses will increase on an absolute dollar basis and vary from period to period as a percentage of revenue for the foreseeable future as we focus on processes, systems, and controls to enable our internal support functions to scale with the growth of our business. We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations, and professional services. While we expect that our general and administrative expenses will increase in absolute dollars as our business grows, as a percentage of revenue, we expect these expenses to vary from period to period and decrease over time. Additionally, we implemented certain cost cutting measures in the third quarter of fiscal year 2022, and may in the future have to implement additional cost cutting measures. See the subsection titled “—Factors Affecting Our Business—Macroeconomic Conditions and the Impact of the Covid-19 Pandemic and Inflation” above for a description of the Plan we implemented in August 2022.
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
Impairment and Closure Costs
Impairment includes impairment charges related to our long-lived assets, which include property and equipment, and subsequent to the adoption of ASC Topic 842 (“ASC 842”) in fiscal year 2022, operating lease assets.

Prior to the adoption of ASC 842 closure costs included non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income. Subsequent to the adoption of ASC 842, closure costs include lease and related costs associated with closed restaurants and the vacated sweetgreen Support Center, including the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes for previously impaired stores.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment includes the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include non-cash expenses, due to a reduction of our real estate footprint by vacating the premises for our vacated sweetgreen Support Center and moving to a smaller office space adjacent to its existing location, primarily related to impairment of the long-lived assets, which include property and equipment and operating lease assets, associated with our vacated sweetgreen Support Center. These costs also include severance and related benefits from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, and costs related to abandoning certain potential future restaurant sites, which are a result of our efforts to streamline our future new restaurant openings, and other related expenses.
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense includes mainly the interest incurred on our outstanding indebtedness, as well as amortization of deferred financing costs, mainly debt origination and commitment fees.
Other Expense
Other expense consists primarily of changes in the fair value of our contingent consideration liability and changes in fair value in our preferred warrant liability. We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.
Income Tax Expense
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of Fiscal Year 2022 and Fiscal Year 2021
The following table summarizes our results of operations for fiscal year 2022 and fiscal year 2021:

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Dollar Change	Percentage Change
Revenue	$470,105	$339,874	$130,231	38%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	130,136	93,699	36,437	39%
Labor and related expenses	147,474	110,368	37,106	34%
Occupancy and related expenses	45,238	35,863	9,375	26%
Other restaurant operating costs	77,971	59,539	18,432	31%
Total cost of restaurant operations	400,819	299,469	101,350	34%
Operating expenses:
General and administrative	187,367	125,040	62,327	50%
Depreciation and amortization	46,471	35,549	10,922	31%
Pre-opening costs	11,523	9,193	2,330	25%
Impairment and closure costs	2,542	4,915	(2,373)	(48%)
Loss on disposal of property and equipment	278	107	171	160%
Restructuring charges	14,442	—	14,442	N/A
Total operating expenses	262,623	174,804	87,819	50%
Loss from operations	(193,337)	(134,399)	(58,938)	44%
Interest income	(5,143)	(450)	(4,693)	1043%
Interest expense	83	87	(4)	(5%)
Other expense	819	18,992	(18,173)	(96%)
Loss from operations before income taxes	(189,096)	(153,028)	(36,068)	24%
Income tax expense	1,345	147	1,198	N/A
Net loss	$(190,441)	$(153,175)	$(37,266)	24%
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Revenue	$470,105	$339,874	38%
Average Unit Volume	$2,905	$2,623	11%
Same-Store Sales Change	13%	25%	(12%)

The increase in revenue in fiscal year 2022 was primarily due to $88.1 million of incremental revenue associated with 67 Net New Restaurant Openings during fiscal years 2021 and 2022. The increase in revenue was also impacted by an increase in Comparable Restaurant Base revenue of $43.6 million, resulting in a positive Same-Store Sales Change of 13%, consisting of a 7% benefit from menu price increases and a 6% increase from transactions. The increase in transactions is mostly related to recovery from the impact of the COVID-19 pandemic, experienced in the prior year. These increases were partially offset by the $1.5 million negative impact from temporary restaurant closures, increased discounts and relocations of restaurants in fiscal year 2022.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Food, beverage, and packaging	$130,136	$93,699	39%
As a percentage of total revenue	28%	28%	—%
The increase in food, beverage, and packaging costs for fiscal year 2022 was primarily due to a $33.3 million increase in food and beverage costs, a $2.9 million increase in packaging costs and a $0.3 million increase in freight and gas surcharges associated with deliveries from our distribution partners. This was primarily due to the 67 Net New Restaurant Openings during fiscal years 2021 and 2022, as well as higher charges on some of our key ingredients due to supply chain disruptions.
As a percentage of revenue, food, beverage, and packaging costs for fiscal year 2022 remained consistent with the prior year. This was primarily due to our menu pricing increases, offset by continued inflationary pressures, higher freight-related surcharges and increased pricing on some of our key ingredients due to supply chain disruptions.
Labor and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Labor and related expenses	$147,474	$110,368	34%
As a percentage of total revenue	31%	32%	(1%)
The increase in labor and related expenses for fiscal year 2022 was primarily due to an increase in staffing expenses across all of our markets. This was mostly due to the 67 Net New Restaurant Openings during fiscal years 2021 and 2022. The increase was also due to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry and an increase in bonus expense, including a non-recurring retention bonus paid during the first quarter of fiscal year 2022, as we focus on employee retention.
As a percentage of revenue, the decrease in labor and related expenses for fiscal year 2022 was primarily due to the impact of menu price increases, described above, greater sales leverage associated with the recovery from the COVID-19 pandemic and simplification of our operating model, partially offset by an increase in prevailing wages as a result of continued wage rate inflation in the industry.
Occupancy and Related Expenses
Certain prior period financial information has been reclassified, specifically related to repairs and maintenance and utilities, to conform with the current presentation of other restaurant operating costs within the consolidated statement of operations. As a result of the change, we recorded a $19.8 million and $14.3 million reclassification from other occupancy and related expenses to other restaurant operating costs for fiscal years 2022 and 2021, respectively.

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Occupancy and related expenses	$45,238	$35,863	26%
As a percentage of total revenue	10%	11%	(1%)
The increase in occupancy and related expenses for fiscal year 2022 was primarily due to the 67 Net New Restaurant Openings during fiscal years 2021 and 2022. Further, the increase was also impacted by higher COVID-19 related rent abatement received for multiple restaurant locations during fiscal year 2021.
As a percentage of revenue, the decrease in occupancy and related expenses for fiscal year 2022 was primarily due to the impact of menu pricing increases discussed above and greater sales leverage associated with the recovery from the COVID-19 pandemic, partially offset by higher rent abatement received for multiple restaurant locations during fiscal year 2021.
Other Restaurant Operating Costs
Certain prior period financial information has been reclassified, specifically related to repairs and maintenance and utilities, to conform with the current presentation of other restaurant operating costs within the consolidated statement of operations. As a result of the change, we recorded a $19.8 million and $14.3 million reclassification from other occupancy and related expenses to other restaurant operating costs for fiscal years 2022 and 2021, respectively.

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Other restaurant operating costs	$77,971	$59,539	31%
As a percentage of total revenue	17%	18%	(1%)
The increase in other restaurant operating costs for fiscal year 2022 was primarily due to a $4.8 million increase in delivery fees due to the growth of our Native Delivery and Marketplace Channels, a $2.6 million increase in credit card and online related processing fees related to the increases in revenue, a $0.8 million increase in marketing related costs and a $0.7 million increase in office systems related expense. Additionally, there was a $6.3 million increase in real estate taxes, utilities and repair and maintenance expenses, and a $4.0 million increase in kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
As a percentage of revenue, the decrease in other restaurant operating costs during fiscal year 2022 was primarily due to the impact of menu pricing increases discussed above and greater sales leverage associated with the recovery from the impact of the COVID-19 pandemic.
Operating Expenses
General and Administrative

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
General and administrative	$187,367	$125,040	50%
As a percentage of total revenue	40%	37%	3%

The increase in general and administrative expenses for fiscal year 2022 was primarily due to a $49.8 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our IPO. We incurred a $5.4 million increase of expense related to our investment in Spyce (see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of which $6.6 million was related to an increase in research and development, partially offset by $1.2 million in non-recurring acquisition related costs. Additionally, we had an increase of approximately $4.2 million as we transitioned to operating as a public company, consisting of a $2.8 million increase in directors and officers liability insurance costs, $0.9 million of higher accounting-related fees and a $0.5 million increase in public company office systems. Included within public company office systems is $0.2 million of expense related to the amortization of costs associated with the implementation of our cloud computing arrangement in relation to our new enterprise resource planning system (“ERP”), which was implemented during fiscal year 2022. Additionally, we had a $3.1 million increase in marketing and advertising costs, and a $2.9 million increase in office systems as we continue to focus on growth and scalability, a $2.0 million increase in legal expense, of which $1.7 million was related to the implementation of ASC 842, a $1.3 million increase in our restaurant training program, a $1.1 million increase in travel and related expenses as we continue to open new stores, and a $0.8 million increase in rent. These costs were partially offset by a $7.0 million decrease in salaries and benefits, including reduced bonus for employees at the sweetgreen Support Center, a $0.6 million decrease in operational consulting, a $0.3 million decrease in our referral bonus program and a decrease of $0.4 million in other general and administrative costs.

As a percentage of revenue, general and administrative expenses for fiscal year 2022 increased from fiscal year 2021 due to the increases noted above, primarily driven by higher stock-based compensation expense.
Depreciation and Amortization

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Depreciation and amortization	$46,471	$35,549	31%
As a percentage of total revenue	10%	10%	—%
The increase in depreciation and amortization for fiscal year 2022 was primarily due to the 67 Net New Restaurant Openings during fiscal years 2021 and 2022.
As a percentage of revenue, depreciation and amortization for fiscal year 2022 was flat compared to fiscal year 2021, primarily due to comparatively higher revenue in fiscal year 2022, offset by the increases noted above.
Pre-Opening Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Pre-opening costs	$11,523	$9,193	25%
As a percentage of total revenue	2%	3%	(1%)
The increase in pre-opening costs for fiscal year 2022 was primarily due to the 36 Net New Restaurant Openings during fiscal year 2022, as compared to 31 Net New Restaurant Openings during fiscal year 2021, as well as the timing of such openings.

As a percentage of revenue, pre-opening costs decreased as a percentage of total revenue in fiscal year 2022 compared to fiscal year 2021, due to comparatively higher revenue in fiscal year 2022, partially offset by the increases in costs noted above.
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Impairment closure costs	$2,542	$4,915	(48%)
As a percentage of total revenue	1%	1%	—%

During fiscal year 2022 we recognized non-cash impairment charges of $2.0 million related to the property and equipment of three of our restaurants, and non-cash impairment charges of $0.4 million related to the operating lease assets of three of our restaurants, as well as $0.1 million of closure costs related to one store previously operated by Spyce.

During fiscal year 2021, we recorded non-cash impairment charges of $4.4 million related to certain of our stores, as well as the two stores operated by Spyce.
During fiscal year 2021, we closed one store operated by Spyce, which was fully impaired during 2021. This closure resulted in closure costs of $0.5 million.
Loss on Disposal of Property and Equipment

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Loss on disposal of property and equipment	$278	$107	160%
As a percentage of total revenue	—%	—%	—%
The increase in loss on disposal of property and equipment was due to an increase in furniture, equipment and fixture replacements in fiscal year 2022 as compared to fiscal year 2021.

Restructuring charges

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Restructuring charges	$14,442	$—	N/A
As a percentage of total revenue	3%	—%	3%

During fiscal year 2022, we implemented the Plan to manage operating expenses at our sweetgreen Support Center, and incurred total pre-tax restructuring and related charges of approximately $14.4 million. This included a $13.0 million non-cash restructuring expense, due to a reduction of our real estate footprint by vacating the premises of the existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to impairment of the long-lived assets, $5.8 million and $0.4 million related to impairment of our operating lease asset and closure costs, respectively, associated with the sweetgreen Support Center, $0.6 million of severance and related benefits from workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline our future new restaurant openings, and $0.2 million of other related expenses. See the section titled “Factors Affecting Our Business—Macroeconomic Conditions, Inflation, and the Impact of the Covid-19 Pandemic” above for a description of the Plan we implemented in August 2022.

Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Interest income	$(5,143)	$(450)	1043%
Interest expense	83	87	(5%)
Total income expense	(5,060)	(363)	1294%
As a percentage of total revenue	—%	—%	—%
The increase in interest income, net was primarily due to higher interest rates on our money market accounts during fiscal year 2022, as well as higher average cash balances throughout the year.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Other expense	$819	$18,992	(96%)
As a percentage of total revenue	—%	6%	(6%)
The decrease in other expense is primarily due to an increase in the fair value of our preferred warrant liability in fiscal year 2021, which was calculated at the date of our IPO based on the IPO price of $28.00 per share. Subsequent to the IPO, the fair value of our preferred warrant liability was reclassified to additional paid-in capital (“APIC”) and will not be a recurring expense. The decrease in other expense was offset by an increase in the fair value of our contingent consideration, which was issued as part of the Spyce acquisition, and will continue to impact other expense until the performance conditions associated with milestones for additional shares of Class A common stock are met or expire.
Income Tax Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Income tax expense	$1,345	$147	815%
As a percentage of total revenue	—%	—%	—%
Our effective tax rate for the fiscal years ended 2022 and 2021 was (1.2%) and (0.1%), respectively, primarily due to the full valuation allowance on our net deferred tax assets.

Comparison of Fiscal Year 2021 and Fiscal Year 2020

The following table summarizes our results of operations for fiscal year 2021 and fiscal year 2020:

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Dollar Change	Percentage Change
Revenue	$339,874	$220,615	$119,259	54%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	93,699	66,154	27,545	42%
Labor and related expenses	110,368	83,691	26,677	32%
Occupancy and related expenses	35,863	32,308	3,555	11%
Other restaurant operating costs	59,539	47,164	12,375	26%
Total cost of restaurant operations	299,469	229,317	70,152	31%
Operating expenses:
General and administrative	125,040	99,142	25,898	26%
Depreciation and amortization	35,549	26,851	8,698	32%
Pre-opening costs	9,193	4,551	4,642	102%
Impairment and closure costs	4,915	1,456	3,459	238%
Loss on disposal of property and equipment	107	891	(784)	(88%)
Total operating expenses	174,804	132,891	41,913	32%
Loss from operations	(134,399)	(141,593)	7,194	(5%)
Interest income	(450)	(1,018)	568	(56%)
Interest expense	87	404	(317)	(78%)
Other expense	18,992	245	18,747	7652%
Loss from operations before income taxes	(153,028)	(141,224)	(11,804)	8%
Income tax provision	147	—	147	N/A
Net loss	$(153,175)	$(141,224)	$(11,951)	8%
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Revenue	$339,874	$220,615	54%
Average Unit Volume	$2,623	$2,194	20%
Same-Store Sales Change	25%	(26%)	51%

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

Occupancy and Related Expenses
Certain prior period financial information has been reclassified, specifically related to repairs and maintenance and utilities, to conform with the current presentation of other restaurant operating costs within the consolidated statement of operations. As a result of the change, we recorded a $14.3 million and $11.5 million reclassification from other occupancy and related expenses to other restaurant operating costs for fiscal years 2021 and 2020, respectively.

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Occupancy and related expenses	$35,863	$32,308	11%
As a percentage of total revenue	11%	15%	(4%)

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
Other Restaurant Operating Costs
Certain prior period financial information has been reclassified, specifically related to repairs and maintenance and utilities, to conform with the current presentation of other restaurant operating costs within the consolidated statement of operations. As a result of the change, we recorded a $14.3 million and $11.5 million reclassification from other occupancy and related expenses to other restaurant operating costs for fiscal years 2021 and 2020, respectively.

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Other restaurant operating costs	$59,539	$47,164	26%
As a percentage of total revenue	18%	21%	(3%)
The increase in other restaurant operating costs for fiscal year 2021 was primarily due to a $5.2 million increase in delivery fees due to the growth of our Native Delivery and Marketplace Channels, a $2.8 million increase in utilities and repairs and maintenance costs related to Net New Restaurant Openings, a $2.5 million increase in credit card and online related processing fees related to the increases in revenue and a $1.8 million increase in kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.

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
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Impairment of long-lived assets	$4,915	$1,456	238%
As a percentage of total revenue	1%	1%	—%
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

During fiscal year 2021, we closed one store operated by Spyce, which was fully impaired during 2021. This closure resulted in closure costs of $0.5 million.
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
Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 26, 2021	December 27, 2020	Percentage Change
Interest income	$(450)	$(1,018)	(56%)
Interest expense	$87	$404	(78%)
Total income expense	(363)	(614)	(41%)
As a percentage of total revenue	—%	—%	—%
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
We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and in certain periods, impairment and closure costs, and restructuring charges. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue. As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, Spyce acquisition costs, amortization of cloud-based software implementation costs, other expense, and in certain periods, impairment and closure costs, and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation, loss on disposal of property and equipment, Spyce acquisition costs, amortization of cloud-based software implementation costs, certain other expenses, and, in certain periods, impairment and closure costs, and restructuring charges; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

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

The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands	December 25, 2022	December 26, 2021	December 27, 2020
Loss from operations	$(193,337)	$(134,399)	$(141,593)
Add back:
General and administrative	187,367	125,040	99,142
Depreciation and amortization	46,471	35,549	26,851
Pre-opening costs	11,523	9,193	4,551
Impairment and closure costs	2,542	4,915	1,456
Loss on disposal of property and equipment(1)	278	107	891
Restructuring charges(2)	14,442	—	—
Restaurant-Level Profit	$69,286	$40,405	$(8,702)
Loss from operations margin	(41)%	(40)%	(64)%
Restaurant-Level Profit Margin	15%	12%	(4)%

(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(2)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include a non-cash impairment and closure costs, due to a reduction of our real estate footprint by vacating the premises of our existing sweetgreen Support Center and moving to a smaller office space adjacent to its existing location, expenses from workforce reductions affecting approximately 5% of employees at our sweetgreen Support Center, and contract termination costs, related to streamlining our future new restaurant openings.

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands	December 25, 2022	December 26, 2021	December 27, 2020
Net loss	$(190,441)	$(153,175)	$(141,224)
Non-GAAP adjustments:
Income tax expense	1,345	147	—
Interest income	(5,143)	(450)	(1,018)
Interest expense	83	87	404
Depreciation and amortization	46,471	35,549	26,851
Stock-based compensation(1)	78,736	28,897	4,912
Loss on disposal of property and equipment(2)	278	107	891
Impairment and closure costs(3)	2,542	4,915	1,456
Other expense(4)	819	18,992	245
Spyce acquisition costs(5)	646	1,832	—
Restructuring charges(6)	14,442	—	—
ERP implementation and related costs(7)	288	—	—
Adjusted EBITDA	$(49,934)	$(63,099)	$(107,483)
Net loss margin	(41)%	(45)%	(64)%
Adjusted EBITDA Margin	(11)%	(19)%	(49)%

(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Includes costs related to impairment of long-lived and operating lease assets and store closures.
(4)Other expense includes the change in fair value of the contingent consideration and the change in fair value of the warrant liability. For additional information, see Notes 1 and 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses. For additional information, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(6)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily included non-cash expenses related to reducing our real estate footprint by vacating the premises of our existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(7)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our new ERP.

Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of December 25, 2022 and December 26, 2021, we had $331.6 million and $472.0 million in cash and cash equivalents, respectively. As of December 25, 2022, we had access to a $44.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $950,000 irrevocable standby Letter of Credit outstanding thereunder and there have been no revolving loan draws under the facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and access to available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

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

The following table presents our material cash requirements for future periods:

(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Operating leases (1)	$400,249	$49,395	$50,943	$50,425	$49,132	$44,826	$155,528
Purchase obligations (1)	$6,819	$6,819	$—	$—	$—	$—	$—
(1)See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Note 10 includes commitments related to operating leases for which we have not yet taken possession and reasonably certain renewal periods.
(2)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants.
Credit Facility

On December 14, 2020, we entered into a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as subsequently amended, as discussed below, the “2020 Credit Facility”) with EagleBank. The 2020 Credit Facility superseded our 2017 revolving credit facility with EagleBank and allows us to borrow (i) up to $35.0 million (subsequently increased to $45.0 million) in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a delayed draw term loan facility which expired on December 14, 2021 and which was never drawn on. The refinanced revolving facility originally matured on December 14, 2022 (and has since been extended to December 13, 2024). However, if we issue certain convertible debt or unsecured indebtedness that are permitted under the 2020 Credit Facility, then the refinanced revolving facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness, as applicable.

On May 9, 2022, we and Eagle Bank amended the 2020 Credit Facility to allow for the issuance of letters of credit of up to $1.5 million under the revolving facility. In connection therewith, EagleBank issued a $950,000 irrevocable standby Letter of Credit to us with The Travelers Indemnity Company as the beneficiary in connection with our workers compensation insurance policy.

On December 13, 2022, we and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility.

After the recent amendment on December 13, 2022, under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term SOFR, plus 2.90%, with a floor on the interest rate at 3.75%. Prior to such amendment, interest accrued on the outstanding loan balance and was based on the adjusted one-month London InterBank Offered Rate. As of December 25, 2022 and December 26, 2021, we had no outstanding balance under the 2020 Credit Facility.

The obligations under the 2020 Credit Facility are guaranteed by our existing and future material subsidiaries and secured by substantially all of our and our subsidiary guarantor’s assets, other than certain excluded assets. The 2020 Credit Facility also restricts our ability, and the ability of our subsidiary guarantors to, among other things, incur liens; incur additional indebtedness; transfer or dispose of assets; make acquisitions; change the nature of the business; guarantee obligations; pay dividends to shareholders or repurchase stock; and make advances, loans, or other investments. The 2020 Credit Facility contains customary events of default, including, without limitation, failure to pay the outstanding loans or accrued interest on the due date.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(in thousands)	December 25, 2022	December 26, 2021	December 27, 2020
Net cash used in operating activities	(43,169)	(64,529)	(90,352)
Net cash used in investing activities	(102,023)	(97,548)	(58,405)
Net cash provided by financing activities	4,632	531,611	2,145
Net increase (decrease) in cash and cash equivalents and restricted cash	$(140,560)	$369,534	$(146,612)
Operating Activities
For fiscal year 2022, cash used in operating activities decreased $21.4 million compared to fiscal year 2021, primarily due to a $25.8 million reduction in loss after excluding non-cash items, partially offset by $4.4 million of unfavorable working capital fluctuation.
The unfavorable working capital fluctuations were due to a $11.1 million increase in cash outflow primarily related to timing of accrued payroll and benefits, including payment of deferred social security taxes, timing of rent payments previously deferred as part of COVID negotiations with landlords, timing of payment of legal settlements, and timing of payments in the ordinary course of business. These unfavorable fluctuations were partially offset by increased collection of our tenant improvement receivables.

For fiscal year 2021, cash used in operating activities decreased $25.8 million compared to fiscal year 2020, primarily due to a $42.2 million reduction in loss after excluding non cash items, resulting primarily from the adverse impact of the COVID-19 pandemic in fiscal year 2020, partially offset by $16.5 million unfavorable working capital fluctuations.

The unfavorable working capital fluctuations in fiscal year 2021 were due to a $10.8 million increase in cash outflow primarily related to timing of payments of delivery fees, rent payments previously deferred as part of COVID negotiations with landlords and timing of delivery fee payments. In addition, we had an increase of $8.4 million related to prepaid balances, primarily due to director & officer and other insurance policies required due to the Company transition to a public company and continued growth, prepaid retention payments, and timing of payments in the normal course of business. These unfavorable fluctuations were partially offset by an increase in accrued bonus and deferred rent, due to the increase in new restaurant openings.
Investing Activities
For fiscal year 2022, cash used in investing activities increased $4.5 million compared to fiscal year 2021, primarily due to purchases of property and equipment of $96.9 million for 36 Net New Restaurant Openings during fiscal year 2022, compared to $84.5 million for 31 Net New Restaurant Openings in fiscal year 2021. The increase was offset by a decrease in cash outflow of $2.9 million related to the purchase of intangible assets and $3.3 million related to the acquisition of Spyce in fiscal year 2021. For additional information regarding our acquisition of Spyce, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Financing Activities

For fiscal year 2022, cash provided by financing activities decreased $527.0 million compared to fiscal year 2021, primarily due to net proceeds of $384.7 million from sales of our shares in the IPO received in fiscal year 2021, after deducting underwriting discounts and commissions and offering expenses and proceeds received from the issuance of preferred stock, net of issuance cost, of $113.8 million. In addition, in fiscal year 2022 there was a decrease in proceeds received from stock option and warrant exercises of $21.3 million and a decrease in proceeds received from the repayment of previously issued related party loans of $5.2 million. For additional information, see Note 15 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

For fiscal year 2021, cash provided by financing activities increased $529.5 million compared to fiscal year 2020, primarily due to net proceeds of $384.7 million from sales of our shares in the IPO, after deducting underwriting discounts and commissions and offering expenses and proceeds received from the issuance of preferred stock, net of issuance cost, of $113.8 million. In addition, there was an increase in proceeds received from stock option and warrant exercises of $25.8 million and an increase in proceeds received from the repayment of previously issued related party loans of $5.2 million in fiscal year 2021.

Off-balance sheet arrangements

Our material off-balance sheet arrangements are operating lease obligations. We excluded these items from the balance sheet in accordance with GAAP. For additional information, including the anticipated impacts of our adoption of new accounting standards affecting accounting for leases, see Note 1 and Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of one to ten years and most include options to extend the leases for additional five-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term was changed, our rent expense could differ materially.

Operating lease assets and liabilities are recognized at time of lease inception. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components, and we also consider fixed common area maintenance (“CAM”) part of our fixed future lease payments. Fixed CAM is also included in our operating lease liability. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate was changed, our operating lease assets and liabilities could differ materially.

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

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense. Additionally, had we arrived at different assumptions of stock price volatility or expected lives of our stock options, our stock-based compensation expense and results of operations may be materially different. For additional information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the fiscal years ended December 25, 2022 and December 26, 2021, see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

During fiscal year 2022, we recorded $78.7 million of stock-based compensation expense. During fiscal year 2021, we recorded $28.9 million of stock based compensation expense.

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
Subsequent to the IPO, our board of directors determines the fair market value of our Class A common stock based on its closing price as reported on the date of grant on the New York Stock Exchange. As a result, no common stock valuation was required during the fiscal year ended December 25, 2022.
Impairment and Closure Costs
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements and operating lease assets. Long-lived assets, including property and equipment, operating lease assets, and internally developed software, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, we evaluate the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. We use a discounted cash flows model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our incremental borrowing rate, future expectations, competitive factors in its various markets, inflation, revenue trends and other relevant economic factors that may impact the store under evaluation.
Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 25, 2022 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2022. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material.  Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculation our impairment charge.

The Company recorded non-cash impairment charges of $15.0 million during the fiscal year ended December 25, 2022. The amount of impairment charges related to the vacated sweetgreen Support Center’s property and equipment and operating lease assets was $6.8 million and $5.8 million, respectively, and was recorded in restructuring charges within the consolidated statement of operations. The amount of impairment associated with certain store locations' property and equipment and operating lease assets was $2.0 million and $0.4 million, respectively, and was recorded in impairment and closure costs within the consolidated statement of operations.

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
Contingent Consideration

Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. For additional information, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The liability associated with the contingent consideration is initially recorded at fair value upon issuance date and is subsequently re-measured to fair value at each reporting date. For additional information, see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The contingent consideration as of December 25, 2022 and December 26, 2021 was $21.3 million and $20.5 million, respectively.
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
Emerging Growth Company Status

Based on our aggregate market value of voting stock held by non-affiliates as of June 24, 2022, the last business day of our second fiscal quarter in 2022, we became a “large accelerated filer” and lost emerging growth company status under the Tax Act beginning with this Annual Report on Form 10-K for the year ended December 25, 2022. Therefore, our independent registered public accounting firm is required to provide the attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act in this Annual Report.
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations solely within the United States, and we are exposed to market risks in the ordinary course of our business. The primary risks we face are commodity price risks, interest rate risk, effects of inflation, and macroeconomic risks.
Commodity Price Risks
We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, inflation, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing agreements with suppliers range from one to three years, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises, and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to unforeseen events.

Due to the recent pace of inflation and other global supply chain risks, including extreme weather conditions, suppliers and distributors have, and could continue to, attempt to renegotiate our existing contracts to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. For example, in the fourth quarter of fiscal year 2022, as a result of extreme weather conditions, we experienced supply chain disruptions for key ingredients, such as romaine, arugula and tomatoes, which resulted in higher prices for those products or result in temporarily discontinuing those products in certain geographic markets. We continue to assess the current environment, work with our suppliers and distributors and create certain contingency plans to mitigate any negative impact.
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 25, 2022 and December 26, 2021, we had $331.6 million and $472.0 million of cash and cash equivalents consisting of bank accounts and money market funds and $0.1 million and $0.3 million of restricted cash relating to certificates of deposit that are collateral for letters of credit to our lease agreements and cash from the Spyce acquisition. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our results of operations for fiscal years 2022 and 2021.

Effects of Inflation

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage, and other upward pressure on wage rates, including inflation will increase our labor costs. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future, particularly if inflation continues to increase at its recent pace. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate positive Same Store Sales Change in an amount sufficient to offset inflationary or other cost pressures.

Macroeconomic Risks and the Impact of the COVID-19 Pandemic

Current macroeconomic conditions, such as inflation and increasing interest rates, increase the risk of an economic downturn. These macroeconomic conditions also negatively impact consumer discretionary spend and coupled with slower than expected return to office during and following the COVID-19 pandemic, including as a result of many workplaces adopting remote or hybrid models, led to our revenue growth slowing in the latter half of fiscal year 2022 (and much of such revenue regrowth was driven by a price increase taken in the first quarter of fiscal year 2022). Additionally, as a result of continued inflation, we have seen an increase in wage rates and costs of goods sold during fiscal year 2022, which has had a negative impact on our Restaurant Level Profit. In order to mitigate these risks, we have implemented and may in the future have to implement additional cost cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting our Business”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets as of December 25, 2022 and December 26, 2021	F-4
Consolidated Statements of Operations for the Fiscal Years Ended December 25, 2022, December 26, 2021, and December 27, 2020	F-5
Consolidated Statements of Preferred Stock and Stockholders’ (Deficit) Equity for the Fiscal Years Ended December 25, 2022, December 26, 2021, and December 27, 2020	F-6
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2022, December 26, 2021, and December 27, 2020	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sweetgreen, Inc. and subsidiaries (the "Company") as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, preferred stock and stockholders' (deficit) equity, and cash flows, for each of the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 1 and 9 to the financial statements, the Company has changed its method of accounting for leases in the fiscal year ended December 25, 2022, due to the adoption of FASB ASC Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Equipment and Operating Lease Assets – Impairment – Refer to Notes 1, 3 & 4 to the financial statements

Critical Audit Matter Description

Long-lived assets at restaurants are comprised of property and equipment and operating lease assets. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows, which is at the store-level for restaurant assets (“store asset group”). The carrying value of property and equipment and operating lease assets as of December 25, 2022 was $235.3 million and $256.7 million, respectively, a majority of which are part of the store asset groups. If a store asset group with indicators of impairment is determined not to be recoverable, an impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. The Company uses a discounted cash flow model to measure the fair value of a store asset group.

We identified the impairment of long-lived assets as a critical audit matter because of the significant judgments made by management in estimating future cash flows used to determine recoverability of long-lived assets of a store asset group. Specifically, significant judgment is required by management in the determination of projected future revenue assumptions by considering sales trends. A high degree of auditor judgment and an increased extent of effort was used when performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates in projecting future revenue for a store asset group with indicators of impairment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projected future revenues utilized in the Company’s cash flow model for store asset groups with indicators of impairment included the following, among others:

•Tested the effectiveness of controls over management’s review of the long-lived asset impairment analysis for store asset groups, including key assumptions utilized to project future revenues.

•Evaluated the consistency of projected future revenues with other relevant information obtained as part of our audit.

•Compared projected future revenues to historical results and sales trends of the store asset group under evaluation and other comparable store asset groups under similar economic circumstances.

•Evaluated management's ability to accurately estimate future cash flows by comparing actual financial results to management's historical forecasts.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 23, 2023

We have served as the Company's auditor since 2012.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 25, 2022	December 26, 2021
ASSETS
Current assets:
Cash and cash equivalents	$331,614	$471,971
Accounts receivable	3,244	2,644
Inventory	1,383	903
Prepaid expenses	8,161	13,763
Tenant improvement receivable	—	16,695
Current portion of lease acquisition costs	93	525
Other current assets	1,654	155
Total current assets	346,149	506,656
Operating lease assets	254,059	—
Property and equipment, net	235,257	180,666
Goodwill	35,970	35,970
Intangible assets, net	30,562	32,868
Lease acquisition costs, net	518	4,391
Security deposits	1,528	1,770
Other assets	4,767	—
Restricted cash	125	328
Total assets	$908,935	$762,649
LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of operating lease liabilities	29,642	—
Accounts payable	12,242	11,197
Accrued expenses	22,069	16,338
Accrued payroll	6,580	12,093
Gift cards and loyalty liability	2,016	1,839
Current portion of deferred rent liability	—	6,061
Total current liabilities	72,549	47,528
Operating lease liabilities, net of current portion	271,097	—
Deferred rent liability, net of current portion	—	38,402
Accrued payroll, net of current portion	—	2,500
Contingent consideration liability	21,296	20,477
Other non-current liabilities	1,353	500
Deferred income tax liabilities	1,414	125
Total liabilities	$367,709	$109,532
COMMITMENTS AND CONTINGENCIES (Note 16)
Preferred Stock:
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 2,000,000,000 Class A shares authorized, 97,656,690 and 95,868,394 Class A shares issued and outstanding as of December 25, 2022 and December 26, 2021, respectively; 300,000,000 Class B shares authorized and 13,476,303 and 13,477,303 Class B shares issued and outstanding as of December 25, 2022 and December 26, 2021, respectively.	111	109
Additional paid-in capital	1,212,716	1,129,224
Accumulated deficit	(671,601)	(476,216)
Total stockholders’ (deficit) equity	541,226	653,117
Total liabilities, preferred stock and stockholders’ (deficit) equity	$908,935	$762,649
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Revenue	$470,105	$339,874	$220,615
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	130,136	93,699	66,154
Labor and related expenses	147,474	110,368	83,691
Occupancy and related expenses	45,238	35,863	32,308
Other restaurant operating costs	77,971	59,539	47,164
Total restaurant operating costs	400,819	299,469	229,317
Operating expenses:
General and administrative	187,367	125,040	99,142
Depreciation and amortization	46,471	35,549	26,851
Pre-opening costs	11,523	9,193	4,551
Impairment and closure costs	2,542	4,915	1,456
Loss on disposal of property and equipment	278	107	891
Restructuring charges	14,442	—	—
Total operating expenses	262,623	174,804	132,891
Loss from operations	(193,337)	(134,399)	(141,593)
Interest income	(5,143)	(450)	(1,018)
Interest expense	83	87	404
Other expense	819	18,992	245
Net loss before income taxes	(189,096)	(153,028)	(141,224)
Income tax expense	1,345	147	—
Net loss	$(190,441)	$(153,175)	$(141,224)
Earnings per share:
Net loss per share, basic and diluted	$(1.73)	$(5.51)	$(8.80)
Weighted average shares used in computing net loss per share, basic and diluted	110,128,287	27,782,442	16,051,960
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Preferred Stock		Class S Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 30, 2019	62,562,051	$505,638	—	—	15,340,159	$15	$12,607	$(4,000)	$(181,817)	$(173,195)
Net loss	—	—	—	—	—	—		—	(141,224)	(141,224)
Exercise of stock options	—	—	—	—	1,391,466	2	2,143	—	—	2,145
Stock-based compensation expense	—	—	—	—	—	—	4,912	—	—	4,912
Balances at December 27, 2020	62,562,051	$505,638	—	$—	16,731,625	$17	$19,662	$(4,000)	$(323,041)	$(307,362)
Net loss	—	—	—	—	—	—	—	—	(153,175)	(153,175)
Stock-based compensation expense	—	—	—	—	—	—	28,897	—		28,897
Issuance of common stock related to restricted shares	—	—	—	—	15,000	—	—	—	—	—
Exercise of stock options	—	—	—	—	5,247,279	5	26,023	—	—	26,028
Exercise of common stock warrants	—	—	—	—	61,147	—	119	—	—	119
Issuance of preferred stock (net of issuance costs of $226)	6,669,146	108,858	—	—	—	—		—	—	—
Issuance of Class S stock for acquisition of business	—	—	1,843,493	2	—	—	30,703	—	—	30,703
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs of $33.9 million	—	—	—	—	14,950,000	15	384,677	—	—	384,692
Conversion of Series F common stock warrants, previously issued upon exercise of the Series F warrants, into an equivalent amount of common stock	—	—	—	—	235,000	—	6,580	—	—	6,580
Conversion of Class S stock in connection with the initial public offering	—	—	(1,843,493)	(2)	1,316,763	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(69,231,197)	(614,496)	—	—	69,231,197	69	614,427	—	—	614,496
Automatic exercise of Series J warrants for an equivalent amount of common stock in connection with initial public offering	—	—	—		1,557,686	2	16,977	—	—	16,979
Repayment of related party loan	—	—	—	—	—	—	1,159	4,000	—	5,159
Balances at December 26, 2021	—	$—	—	$—	109,345,697	$109	$1,129,224	$—	$(476,216)	$653,117
Adoption of ASC 842	—	—	—	—	—	—	—	—	(4,944)	(4,944)
Net loss	—	—	—	—	—	—	—	—	(190,441)	(190,441)
Stock-based compensation expense	—	—	—	—	—	—	78,736	—	—	78,736
Issuance of common stock related to restricted shares	—	—	—	—	829,679	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	957,617	1	4,757	—	—	4,758
Balances at December 25, 2022	—	$—	—	$—	111,132,993	$111	$1,212,716	$—	$(671,601)	$541,226
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cash flows from operating activities:
Net loss	$(190,441)	$(153,175)	$(141,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,471	35,549	26,851
Amortization of lease acquisition costs	93	402	344
Amortization of loan origination fees	126	95	96
Amortization of cloud computing arrangements	224	—	—
Non-cash operating lease cost	28,447	—	—
Loss on fixed asset disposal	278	107	891
Stock-based compensation	78,736	28,897	4,912
Impairment and closure costs	2,542	4,915	1,456
Non-cash restructuring charges	13,026	—	—
Deferred income tax expense	1,290	125	—
Change in fair value of contingent consideration	819	4,037	—
Change in fair value of preferred stock warrant liability	—	14,955	245
Changes in operating assets and liabilities:
Account receivable	(600)	(1,557)	1,296
Tenant improvement receivables	—	(11,172)	(2,928)
Inventory	(480)	(283)	211
Prepaid expenses and other current assets	(2,637)	(8,375)	475
Operating lease liabilities	(13,955)	—	—
Accounts payable	(4,546)	3,045	958
Accrued payroll and benefits	(8,013)	2,829	2,278
Accrued expenses	5,732	(1,555)	8,520
Gift card and loyalty liability	177	(498)	(946)
Other noncurrent liabilities	(458)	—	—
Deferred rent liability	—	17,130	6,213
Net cash used in operating activities	(43,169)	(64,529)	(90,352)
Cash flows from investing activities:
Purchase of property and equipment	(96,889)	(84,511)	(48,146)
Purchase of intangible assets	(5,376)	(8,264)	(8,748)
Acquisition, net of cash acquired	—	(3,340)	(791)
Security and landlord deposits	242	253	30
Lease acquisition costs	—	(1,686)	(750)
Net cash used in investing activities	(102,023)	(97,548)	(58,405)
Cash flows from financing activities:
Repayment on long term debt	—	—	(15,000)
Proceeds from long term debt	—	—	15,000
Proceeds from preferred stock issuance, net of issuance costs	—	113,811	—
Proceeds from stock option exercise	4,758	26,028	2,145
Payment of loan origination fees	(126)	—	—
Proceeds from exercise of common stock warrants	—	119	—
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	384,692	—

Proceeds from issuance of Series F warrants in connection with the initial public offering	—	1,803	—
Proceeds from related party loan	—	5,158	—
Net cash provided by financing activities	4,632	531,611	2,145
Net (decrease) increase in cash and cash equivalents and restricted cash	(140,560)	369,534	(146,612)
Cash and cash equivalents and restricted cash—beginning of year	$472,299	102,765	249,377
Cash and cash equivalents and restricted cash—end of year	$331,739	$472,299	$102,765

Supplemental disclosure of cash flow:
Cash paid for interest	$—	$—	$383
Non-cash investing and financing activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$7,980	$2,389	$469
Acquisition non-cash consideration	$—	$30,704	$—
Initial liability associated with contingent consideration	$—	$16,440	$—
Conversion of redeemable convertible preferred stock to common stock in connection with public company offering	$—	$614,496	$—
Reclassification of Series F warrant liability to APIC in connection with initial public offering	$—	$6,580	$—
Reclassification of Series J warrant liability to APIC in connection with initial public offering	$—	$16,979	$—

The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 25, 2022, the Company owned and operated 186 restaurants in 16 states and Washington, D.C. The Company opened 36 Net New restaurants in fiscal year 2022.
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

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal years 2022, 2021 and 2020 were 52-week periods that ended December 25, 2022, December 26, 2021 and December 27, 2020. respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
Management’s Use of Estimates—The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets and right-of-use assets (“ROU assets”), legal liabilities, valuation of the contingent consideration liability, lease accounting matters, valuation of intangible assets acquired in business combinations, goodwill, and stock-based compensation. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Reclassification— The Company has elected to reclassify prior period costs related to utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related cost within the consolidated statement of operations. As such, prior period financial information has been reclassified, and as a result of the change, the Company reclassified $19.8 million, $14.3 million, and $11.5 million for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 respectively, from other occupancy and other cost to other restaurant operating costs.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of December 25, 2022 and December 26, 2021, were $0.7 million and $1.1 million, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying consolidated balance sheets to the total amount shown in its consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$331,614	$471,971
Restricted cash, noncurrent	125	328
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$331,739	$472,299
Concentrations of Risk— The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
As of December 25, 2022, December 26, 2021, and December 27, 2020, approximately 32%, 33%, and 39%, respectively, of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.
Other Assets— Other Assets primarily consist of deferred costs, which are capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system (“ERP”). These costs amounted to $5.8 million as of December 25, 2022 and are recorded within other current assets and other assets in the condensed consolidated balance sheets. The amortization of these costs are recognized within the Company’s condensed consolidated statement of operations under general and administrative expenses over a useful life of seven years. Prior to the Company’s IPO, deferred costs also included direct incremental legal, consulting, accounting, and other fees relating to the sale of the Company’s Class A Common Stock which were reclassified into stockholder’s deficit as a reduction of IPO proceeds upon offering.

Subsequent to the adoption of ASC 842, other current assets also consist of tenant improvement allowance receivables for locations that have no corresponding operating lease asset and liability due to their rent payments being entirely variable, and amount to $0.3 million as of December 25, 2022.

Accounts Receivable— Accounts receivable primarily consists of receivables from the Company’s Marketplace and Outpost Channels.
Inventory— Inventory, consisting primarily of food, beverages and supplies, is valued at the lower of cost first-in, first-out cost or net realizable value.
Prepaid Expenses— Prepaid expenses primarily include prepaid insurance, which is expensed in the period for which it relates.
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
The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants, after the restaurant construction is past the planning stage and it is considered probable that the restaurant will open. These costs are included in property and equipment and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $0.9 million, $1.2 million and $0.2 million for each of the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively. The Company capitalized internal costs related to site selection and construction activities of $4.0 million and $2.2 million for the fiscal years ended December 25, 2022 and December 26, 2021, respectively. In addition, for fiscal year 2022, the Company recorded $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline the Company’s future new restaurant openings which is recorded within restructuring charges.

Restructuring Charges— Restructuring charges are expenses that are paid in connection with reorganization of the Company’s operations. Additionally, in conjunction with the Company’s implementation of ASC Topic 842 (“ASC 842”), operating lease assets were evaluated for impairment, and any impairment charges incurred in conjunction with the Company’s restructuring was considered a restructuring charge. For fiscal year 2022, the Company incurred total pre-tax restructuring and related charges of approximately $14.4 million. This included a $13.0 million non-cash restructuring expense, due to a reduction of the Company’s real estate footprint by vacating the premises of the Company’s existing sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to impairment of long-lived assets and $5.8 million and $0.4 million related to impairment of our operating lease asset and closure costs, respectively, associated with the sweetgreen Support Center, $0.6 million of severance and related benefits from workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline the Company’s future new restaurant openings, and $0.2 million of other related expenses.

Business Combinations—The Company utilizes the acquisition method of accounting in any acquisitions or business combinations. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The Company generally obtains third-party valuations to assist it in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. Total research and development excluding any related cost associated with the Spyce acquisition was $2.0 million for the fiscal year ended December 25, 2022 and recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.
Contingent Consideration—Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition (see Note 6 for further details) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of December 25, 2022 and December 26, 2021 was $21.3 million and $20.5 million, respectively.

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
The Company performed the qualitative assessment above and concluded that the fair value of the reporting unit is more likely than not to exceed the carrying value, and did not record any impairment charges related to the carrying amount of goodwill during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020.
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

Lease Acquisition Costs—Prior to the adoption of ASC 842, lease acquisition costs included key money and legal and broker fees incurred to obtain a lease. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease. These costs were amortized over the respective lease terms that range from 10 to 15 years and are presented net of accumulated amortization. Total lease acquisition costs, net of accumulated amortization, as of December 26, 2021 was $4.9 million. Amortization expense for the fiscal years ended December 26, 2021 and December 27, 2020 was, $0.4 million, and $0.3 million, respectively, of which all but an insignificant amount was included in occupancy and related expenses and the remainder was included in general and administrative expenses in the accompanying consolidated statement of operations.

Upon adoption of ASC 842, lease acquisition costs associated with legal fees are expensed as incurred and no longer capitalized. As such, lease acquisition costs only include key money. Total lease acquisition costs, net of accumulated amortization, as of December 25, 2022 was $0.6 million. Amortization expense for the fiscal year ended December 25, 2022 was $0.1 million, which was recorded within occupancy and related expenses in the accompanying statement of operations. Further, the Company recorded $1.7 million of legal fee expenses associated with obtaining a lease for the fiscal year ended December 25, 2022 which was recorded to general and administrative expenses within the consolidated statement of operations. The Company also recorded a $4.2 million adjustment to accumulated deficit as of the effective date of the adoption of ASC 842, related to legal fees no longer capitalizable. See Note 9.
Revenue Recognition—The Company recognizes food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through the Company’s three disaggregated revenue channels: Owned Digital Channels, In Store-Channel (Non-Digital component), and Marketplace Channel.

Owned Digital Channels encompasses the Company’s Pick-Up Channel, Native Delivery Channel, Outpost Channel, and purchases made in its In-Store Channel via digital scan-to-pay. Pick-Up Channel refers to sales to customers made for pick-up at one of the Company’s restaurants through the sweetgreen website or mobile app. Native Delivery Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app. Outpost Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app to Outposts, which are the Company’s trademark offsite drop-off points at offices, residential buildings and hospitals.
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
Gift Cards—The Company sells gift cards that do not have an expiration date. Upon sale, gift cards are recorded as unearned revenue and included within gift card liability in the accompanying consolidated balance sheets. The revenues from gift cards are recognized when redeemed by customers. Because the Company does not track addresses of gift card purchasers, the relevant jurisdiction related to the requirement for escheatment, the legal obligation to remit unclaimed assets to the state, is the Company’s state of incorporation, which is Delaware. The state of Delaware requires escheatment after 5 years from issuance. The Company does not recognize breakage income because of its requirements to escheat unredeemed gift card balances.
Delivery—All of the Company’s locations offer a delivery option. Delivery services are fulfilled by third-party service providers whether delivery is ordered through the Company’s Native Delivery Channel or Marketplace Channel. With respect to Native Delivery sales, the Company controls the delivery services and recognizes revenue, including delivery revenue, when the delivery partner transfers food to the customer. For these sales, the Company receives payment directly from the customer at the time of sale. With respect to Marketplace Channel sales, the Company recognizes revenue, excluding delivery fees collected by the delivery partner as the Company does not control the delivery service, when control of the food is delivered to the end customer. The Company receives payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes the revenue on a gross basis.
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
The carrying amount of accounts receivable, tenant improvement allowance receivable, other current assets, accounts payable, accrued payroll and accrued expenses approximates fair value due to the short-term maturity of these financial instruments. The fair value of loans to related parties is not readily determinable by virtue of the nature of the related parties’ relationship with the Company. The Company’s contingent consideration liability is carried at fair value determined using Level 3 inputs in the fair value. See Note 3.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 3.
Impairment and Closure Costs— Impairment includes impairment charges related to our long-lived assets, which include property and equipment and internally developed software, and subsequent to the adoption of ASC 842, operating lease assets. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements, and operating lease assets, net of operating lease liability. The carrying amount of a corporate-level asset group includes support center property and equipment, operating lease assets and internally developed software. Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. The Company uses a discounted cash flow model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an operating lease asset primarily involves the evaluation of current and future market value rental amounts, which are primarily based on recent observable market rental data. The fair value of an operating lease asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include sales growth rates, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations, competitive factors in its various markets, inflation, sales trends and other relevant economic factors that may impact the store under evaluation. In addition, assumptions used for operating lease assets vacated for future sublease include the Company’s estimated future sublease income and a property specific discount rate. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material.

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models) and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecast, restructuring activities and anticipated store closures, occurred for certain restaurants and its Support Center, that required an impairment review of the Company’s long-lived assets. No indicators of impairment were found for the Company’s intangible assets for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020.

Based on the results of this analysis, management’s intent to close certain of its locations, and the long-lived assets associated with the vacating of its sweetgreen Support Center, the Company recorded non-cash impairment charges of $15.0 million during the fiscal year ended December 25, 2022, of which $8.8 million was related to property and equipment and $6.2 million was related to operating lease assets. Of the $8.8 million of property and equipment impairment, $6.8 million was associated with our vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $2.0 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $6.2 million of operating lease impairment, $5.8 million was associated with our vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $0.4 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $15.0 million total non-cash impairment expense, $12.6 million was included within restructuring charges and $2.4 million was included within impairment and closure costs within the consolidated statement of operations. During the fiscal year ended December 26, 2021, the Company recorded non-cash impairment charges of $4.4 million, related to certain of the Company’s stores, as well as the two stores operated by Spyce Food Co. (“Spyce”). During the fiscal year ended December 27, 2020, the Company recorded non-cash impairment charges of $1.5 million related to certain of the Company’s stores.

Prior to the adoption of ASC 842, closure costs included non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income. Subsequent to the adoption of ASC 842, closure costs include lease and related costs associated with closed restaurants and the vacated support center, including the amortization of the operating lease asset, and expenses associated with common area maintenance fees (“CAM”) and real estate taxes. During the fiscal year ended December 25, 2022, the Company incurred closure costs of $0.5 million related to one store previously operated by Spyce Food Co. (“Spyce”) and the vacated sweetgreen Support Center. Of the $0.5 million of closure costs, $0.4 million was included within restructuring charges and $0.1 million was included within impairment and closure costs within the consolidated statement of operations. During the fiscal year ended fiscal year December 26, 2021, we closed one store operated by Spyce, which was fully impaired in a prior period. This closure resulted in closure costs of $0.5 million.

Leases— The Company leases restaurants and corporate office space under various non-cancelable lease agreements that expire on various dates through 2033. Lease terms for restaurants generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether it has the right to direct the use of the asset. If these criteria are met and the contract is identified as a lease, then the Company accounts for the contract under the requirements of ASC 842. The Company also evaluates whether the lease will be accounted for as an operating or finance lease based on the terms of the lease agreement, and when determining the lease term, the Company includes reasonably certain option renewal periods. Many of the Company's leases require payment of real estate taxes, CAM costs and other occupancy costs which are included in occupancy and related expenses on the consolidated statements of operations. Some of the Company’s operating leases include provisions for payment of a fixed CAM amount per annum, and as such, these payments have been included in the calculation of the operating lease liability.

As of the date of adoption, the Company calculated its operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. The Company measured the lease liability by discounting the future fixed contractual payments included in the lease agreement, using either the rate explicit in the lease or its incremental borrowing rate (“IBR”). The IBR used to measure the lease liability is derived from the yield curve commensurate with the credit rating of the Company and further adjusted for seniority based on a notching analysis. The most significant assumption in calculating the IBR is the Company’s credit rating, and the IBR is also subject to judgment.

For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the consolidated balance sheets.

The Company applied ASC 842 using the effective date method, which allowed the Company to apply the standard as of the adoption date, and to recognize the cumulative effect of initially applying ASC 842 as an adjustment to accumulated deficit at December 27, 2021. See Note 9. Therefore, the comparative information for the fiscal years ended December 26, 2021 and December 27, 2020 have not been adjusted and continues to be reported under ASC 840.
Certain leases contain provisions for contingent rent that require additional rental payments based upon restaurant sales volume. Contingent rent is expensed each period as the liability is incurred, and is not included in the initial measurement of operating lease assets and liabilities.

The Company receives tenant improvement allowances, generally in the form of cash, from some of the landlords of its leased properties. The tenant improvement allowances that are expected to be received are included in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset and amortized over the applicable lease terms.
For periods prior to the adoption of ASC 842, leases are accounted for under ASC 840. Under ASC 840, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. The term used for rent expense is calculated initially from the date of lease commencement through the lease term. Certain lease agreements contain a free rent holiday period that generally begins on the lease commencement date and ends on the rent commencement date. During the free rent holiday period, no cash rent payments are due under the terms of the lease. In addition, certain leases contain fixed escalations throughout the lease term. Expense is recorded for both free rent holiday periods and fixed escalations on a straight-line basis over the lease term. The difference between the cash paid to the property owner and the amount recognized as rent expense on the straight-line basis is included as deferred rent liability in the accompanying consolidated balance sheet. Tenant improvement allowances received and earned are recorded as deferred rent liability in the accompanying consolidated balance sheet and amortized on a straight-line basis as a reduction to rent expense over the applicable lease terms.
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
Marketing and Public Relations—Marketing costs, which include the development and production of advertising materials and online marketing tools, are expensed in the period incurred. Marketing expense directly attributable to an individual restaurant is included within other restaurant operating costs. Marketing expense for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 was $14.5 million, $9.9 million and $10.7 million, respectively, of which $10.9 million, $7.9 million and $8.0 million, respectively, is included in general and administrative expense, $2.7 million, $1.8 million and $2.4 million, respectively, is included in other restaurant operating costs and $1.0 million, $0.2 million, and $0.3 million is included in preopening costs in the accompanying consolidated statements of operations.
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

Prior to the Company’s IPO, the Company determined that the Option Pricing Method (“OPM”) was the most appropriate method for determining the fair value of its common stock. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the common stock are inferred by analyzing these options.
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

Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, preferred stock and stock options to purchase common stock were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common shareholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share available to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020.

Upon completion of the Company's IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 69,231,197 shares of common stock (which was then reclassified into Class A common stock) and their carrying amount reclassified into stockholders' (deficit) equity. As of December 25, 2022, there were no shares of redeemable convertible preferred stock issued and outstanding. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. Prior to the IPO, there were no shares of Class A or Class B common stock issued and outstanding.
Employee Benefit Plan— The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company matches 50% of an eligible employee’s contribution up to 3% of wages. An employee becomes eligible once the individual has worked at the Company for 6 months, has worked 500 or more hours, and is 21 years or older. The Company has temporarily paused this matching contribution, effective in the fourth fiscal quarter of 2022. For the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 the matching contribution was $1.0 million, $1.2 million, and $1.1 million, respectively.
Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. ASC 842 establishes a right-of-use model that requires a lessee to record an ROU Asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods therein. In July 2018, the FASB issued ASU No. 2018-11, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASU No. 2020-05 which delayed the effective date to fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASC 842, and all related topics as of December 27, 2021. See Note 9. The Company did not elect the package of three practical expedients, and thus reassessed all contracts for lease identification, lease classification and initial direct costs. There was no change related to lease identification or lease classification and the reassessment of initial direct costs resulted in a cumulative-effect adjustment in retained earnings, related to previously capitalized legal fees that will no longer meet the definition of initial direct costs under the new standard. Additionally, the Company recognized a cumulative-effect adjustment in retained earnings, related to impairment of operating lease assets existing as of the implementation date. The Company also did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company elected a short-term lease exception policy, permitting it to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for all leases. See Note 9.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13 provide amended guidance for estimating credit losses on certain types of financial instruments based on expected losses and the timing of the recognition of such losses. Expanded disclosures related to the methods used to estimate the losses are also required. The standard is effective for fiscal years beginning after December 15, 2022. The Company adopted the ASU 2016-13 as of December 25, 2022 and the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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
Recently Issued Accounting Pronouncements Not Yet Adopted

The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on our audited consolidated financial statements.

2.REVENUE RECOGNITION
Nature of products and services
The Company has one revenue stream. See Note 1 for a description of the revenue recognition policies.
The following table presents the Company’s revenue for the fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020 disaggregated by significant revenue channel:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021	December 27, 2020
Owned Digital Channels	$191,129	$156,513	$124,271
In-Store Channel (Non-Digital component)	177,996	110,850	55,669
Marketplace Channel	100,980	72,511	40,675
Total Revenue	$470,105	$339,874	$220,615
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying consolidated balance sheet was as follows:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021	December 27, 2020
Gift Card Liability	$2,016	$1,839	$1,394
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Revenue recognized from gift card liability balance at the beginning of the year	$378	$244	$294
sweetgreen Rewards
Changes in sweetgreen Rewards liability included in gift card and loyalty liability within the accompanying consolidated balance sheet was as follows:

(dollar amounts in thousands)	December 26, 2021
sweetgreen Rewards liability, beginning balance	$943
Revenue deferred	1,701
Revenue recognized	(2,644)
sweetgreen Rewards liability, ending balance	$—
All the loyalty liability outstanding at the beginning of each year presented was recognized during each respective year. The Company’s loyalty program was terminated during fiscal year 2021, and all rewards revenue related to performance obligations were satisfied as of December 26, 2021.

3.FAIR VALUE
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of December 25, 2022				Fair Value Measurements as of December 26, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$21,296	—	—	21,296	$20,477	—	—	20,477
Total	$21,296	$—	$—	$21,296	$20,477	$—	$—	$20,477

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

(dollar amounts in thousands)	Contingent consideration
Balance—December 26, 2021	$20,477
Change in fair value	819
Balance—December 25, 2022	$21,296
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations. The Company recorded non-cash impairment charges of $15.0 million during the fiscal year ended December 25, 2022, of which $8.8 million was related to property and equipment and $6.2 million was related to operating lease assets. Of the $8.8 million of property and equipment impairment, $6.8 million was associated with our vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $2.0 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $6.2 million of operating lease impairment, $5.8 million was associated with our vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $0.4 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $15.0 million total non-cash impairment expense, $12.6 million was included within restructuring charges and $2.4 million was included within impairment and closure costs within the consolidated statement of operations.

		Fair Value Measurements at December 25, 2022			Fiscal Year Ended December 25, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$8,821
Operating lease assets	$10,744	$—	$—	$10,744	$6,228

		Fair Value Measurements at December 26, 2021			Fiscal Year Ended December 26, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$4,415

		Fair Value Measurements at December 27, 2020			Fiscal Year Ended December 27, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$2,619	$1,456

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. For the operating lease assets fair value estimate as of December 25, 2022, the Company estimated the sublease income through early fiscal 2032 and discounted such cash flows using a property specific discount rate of approximately nine percent.
4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021
Furniture and fixtures	$27,262	$26,168
Computers and other equipment	30,543	22,890
Kitchen equipment	71,304	47,911
Leasehold improvements	212,825	167,362
Assets not yet placed in service	34,767	21,981
Total property and equipment	376,701	286,312
Less: accumulated depreciation	(141,444)	(105,646)
Property and equipment - net	$235,257	$180,666
Depreciation expense for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 was $38.8 million, $29.2 million, and $23.6 million, respectively.

Loss on asset disposals for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, was $0.3 million, $0.1 million, and $0.9 million, respectively.
As of December 25, 2022, the Company had twenty facilities under construction due to open during 2023. Depreciation commences after a store opens and the related assets are placed in service.
Based on the Company’s review of its property and equipment for impairment, the Company recorded non-cash impairment charges of $8.8 million for the fiscal year ended December 25, 2022, of which $2.0 million was recorded within impairment and closure costs and $6.8 million was recorded within restructuring charges within the consolidated statement of operations. For the fiscal years ended December 26, 2021 and December 27, 2020, the Company recorded non-cash impairment charges of $4.4 million and $1.5 million, respectively, within impairment and closure costs in the consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the changes in the Company’s Goodwill balance:

(dollar amounts in thousands)
Balance—December 27, 2020	$6,275
Additions to goodwill in 2020	29,695
Balance—December 26, 2021	35,970
Additions to goodwill in 2022	—
Balance—December 25, 2022	$35,970
The change in the goodwill balance from December 27, 2020 is attributable to the Company’s acquisition of Spyce. See Note 6.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021
Internal use software	$31,502	$26,122
Developed technology	20,050	20,050
Total intangible assets	51,552	46,172
Accumulated amortization	(20,990)	(13,304)
Total	$30,562	$32,868
Developed technology was recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful lives of developed technology is 5 years. As of December 25, 2022, developed technology has not been placed into service. See Note 6.

Amortization expense for internal software was $7.7 million, $6.4 million, and $3.2 million for the fiscal years ended 2022, 2021 and 2020, respectively. Estimated amortization of internal software for each of the next five years is as follows:

(dollar amounts in thousands)
2023	$5,798
2024	3,146
2025	773
2026	449
2027	346

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

The following allocation of the purchase price and the transaction costs is as follows (in thousands):

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

The Company’s consolidated financial statements for the fiscal year ended December 25, 2022 reflect results of operations of the newly acquired business. The Company accounted for this acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations. The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing restaurants and the workforce of Spyce. For tax purposes the acquisition was treated as a stock purchase, and as such any goodwill or other intangible assets recorded as a result of this transaction are not deductible for tax purposes.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition occurred on December 31, 2019.

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Revenue	$340,807	$220,651
Net loss attributable to Sweetgreen, Inc.	$(156,050)	$(147,777)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of December 31, 2019, nor are they indicative of results of operations that may occur in the future.
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021
Rent deferrals	$1,728	$2,547
Accrued general and sales tax	2,736	3,115
Accrued delivery fee	968	778
Accrued settlements and legal fees	1,106	2,156
Fixed asset accrual	5,963	2,091
Other accrued expenses	9,568	5,651
Total accrued expenses	$22,069	$16,338
8.DEBT
Credit Facility—On December 14, 2020, the Company entered into a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as subsequently amended, as discussed below, the “2020 Credit Facility”) with EagleBank. The 2020 Credit Facility superseded the Company’s 2017 revolving credit facility with EagleBank and allows the Company to borrow (i) up to $35.0 million (subsequently increased to $45.0 million) in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a delayed draw term loan facility, which expired on December 14, 2021, and which was never drawn on. The refinanced revolving facility originally matured on December 14, 2022 (and has since been extended to December 13, 2024). However, if the Company issues certain convertible debt or unsecured indebtedness under the 2020 Credit Facility, then the refinanced revolving facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness.

On May 9, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to allow for the issuance of letters of credit of up to $1.5 million under the revolving facility. In connection therewith, EagleBank issued a $950,000 irrevocable standby Letter of Credit to the Company with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers compensation insurance policy.

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The 2020 Credit Facility also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of December 25, 2022 and December 26, 2021, the Company had no outstanding balance under the 2020 Credit Facility.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of December 25, 2022 and December 26, 2021.
The obligations under the 2020 Credit Facility are guaranteed by the Company’s existing and future material subsidiaries and secured by substantially all of the Company’s and subsidiaries guarantor’s assets. The 2020 Credit Facility also restricts the Company’s ability, and the ability of the Company’s subsidiary guarantors, to, among other things, incur liens; incur additional indebtedness; transfer or dispose of assets; make acquisitions, change the nature of the business; guarantee obligations; pay dividends to shareholders or repurchase stock; and make advances, loans, or other investments. The 2020 Credit Facility contains customary events of default, including, without limitation, failure to pay the outstanding loans or accrued interest on the due date.
The Company had unamortized loan origination fees of $0.1 million and $0.1 million as of December 25, 2022 and December 26, 2021, respectively, which are included within the accompanying consolidated balance sheet in other current assets. The Company recognized $0.1 million of interest expense in both fiscal years 2022 and 2021, respectively, related to the amortization of loan origination fees.
9.LEASES

On December 25, 2022 the Company adopted ASU 2016-02, Leases (“ASC 842”), using a modified retrospective approach under the effective date method. The Company did not elect the package of practical expedients permitted under the transition guidance within ASC 842 which, among other items, required the Company to re-evaluate historical lease classifications and determine if previously classified initial direct costs would qualify for capitalization under ASC 842. As a result, the Company recorded a $4.9 million cumulative-effect adjustment to accumulated deficit, of which $4.2 million was related to legal fees no longer capitalizable under ASC 842 and $0.7 million was related to operating lease asset impairment of stores determined to be impaired in a prior period.

In addition to the items mentioned above, the Company elected the following:
•Adopt the short-term lease exception for leases with terms of twelve months or less and account for them as if they were operating leases under ASC 840; and
•Apply the practical expedient of combining lease and non-lease components.

Results for reporting periods beginning on or after December 27, 2021 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC 840, the accounting standard then in effect.

Upon transition, on December 27, 2021, the Company recorded the following increases (decreases) to the respective line items on the consolidated balance sheet:

(dollar amounts in thousands)	December 26, 2021	Increases/(Decreases)	December 27, 2021
Tenant improvement receivable	16,695	(16,695)	—
Current portion of lease acquisition costs	525	(432)	93
Operating lease asset	—	231,705	231,705
Prepaid expenses	13,763	(3,244)	10,519
Other current assets	155	1,495	1,650
Lease acquisition costs, net	4,391	(3,780)	611
Current portion of deferred rent liability	6,061	(6,061)	—
Operating lease liabilities, current	—	24,757	24,757
Deferred rent liability, net of current portion	38,402	(38,402)	—
Non-current operating lease liability	—	232,541	232,541
Other non-current liability	500	1,158	1,658
Accumulated deficit	(476,216)	(4,944)	(481,160)

The components of lease cost for the fiscal year ended December 25, 2022 were as follows:

(dollar amounts in thousands)	Classification	December 25, 2022
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	43,722
Variable lease cost	Occupancy and related expense General and administrative expense	7,958
Short term lease cost	Occupancy and related expense General and administrative expense	145
Sublease income	General and administrative expense	(711)
Total lease cost		$51,114

During the fiscal year ended December 25, 2022, the Company recorded non-cash impairment charges related to operating lease assets of $6.2 million. See Note 1. Of this amount, $5.8 million is recorded within restructuring charges and $0.4 million is recorded within impairment and closure costs in the consolidated statement of operations.

As of December 25, 2022, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2023	45,663
2024	50,642
2025	50,172
2026	48,901
2027	44,460
Thereafter	150,339
Total	390,177
Less: imputed interest	89,438
Total lease liabilities	300,739

As of December 25, 2022 the Company had additional operating lease commitments of $18.0 million for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2023. These nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of December 25, 2022 is as follows:

December 25, 2022
Weighted average remaining lease term (years):
Operating Leases	7.98
Weighted average discount rate:
Operating Leases	6.09%

Supplemental cash flow information related to leases as of December 25, 2022 is as follows:

December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$29,230
Right of use assets obtained in exchange for lease obligations:
Operating leases	$57,396
Prior to the adoption of ASC 842, the fiscal years ended December 26, 2021 and December 27, 2020 were in accordance with ASC 840. As such, the following table below outlines the components of rent expense for the fiscal years ended December 26, 2021 and December 27, 2020:

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Base rent	$31,901	$30,248
Contingent rent	696	367
Pre-opening rent	3,098	1,829
Less: sublease income	(247)	(493)
Net rent	$35,448	$31,951
Rent expense for the fiscal years ended December 26, 2021 and December 27, 2020 was $35.4 million and $32.0 million, respectively, of which $29.8 million and $27.7 million, respectively, is included in occupancy and related expenses, $2.5 million and $2.4 million, respectively, is included in general and administrative expenses and $3.1 million and $1.8 million, respectively, is included in pre-opening costs in the accompanying consolidated statements of operations.
In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended December 27, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent deferrals are recorded as part of accrued expenses and the rent abatements are accounted for as variable lease payments. The recognition of rent abatements did not have a material impact on the Company’s consolidated financial statements as of December 26, 2021. The Company recorded $1.7 million and $2.5 million of rent deferrals within accrued expenses as of December 25, 2022 and December 26, 2021, respectively, see Note 7.

Future minimum lease payments under ASC 840 required under existing lease obligations as of December 26, 2021 were as follows:

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

As of December 25, 2022 and December 26, 2021, the Company had reserved shares of common stock for issuance in connection with the following:

	December 25, 2022	December 26, 2021
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,813,922	13,773,414
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	3,000,000	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	8,402,109	9,013,854
Shares available for future issuance under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	10,655,568	12,159,177
Total reserved shares of common stock	36,585,884	38,660,730
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

Upon the IPO, the fair value of the Series J and Series F warrant liability was calculated as the IPO price of $28.00 per share, less the exercise price of each respective warrant, multiplied by the number of warrants exercised. The value of the warrant liability was then reclassified into APIC.
In connection with the IPO, all shares of the Company’s outstanding preferred stock automatically converted into 69,231,197 shares of common stock, which were subsequently reclassified as Class A common stock. Additionally, the Series J Warrants were automatically exercised upon the IPO for 1,557,686 shares of Class A common stock and the Series F Warrants were exercised during fiscal year 2021 and converted into 235,000 shares of Class A common stock in connection with the IPO.
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

12.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), RSUs, including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) and the Spyce Plan (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The total number of shares available for grant as of December 25, 2022, was 10,655,568. Options granted generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

The Company issues shares of Class A common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2021 Plan. The 2021 Plan is administered by the board of directors, or a duly authorized committee of the Company’s board of directors. Options granted to members of the Company’s board of directors generally vest immediately.

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

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. See Note 6. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the fiscal years ended December 25, 2022 and December 26, 2021, the Company recognized stock-based compensation expense of $3.4 million and $1.0 million, respectively, related to the vested portion of such shares.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023, the number of shares of the Company’s common stock reserved for issuance automatically increased by 1,111,331 shares.

As of December 25, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
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
The following table summarizes the Company’s stock option activity for the fiscal years ended December 25, 2022 and December 26, 2021 , including options assumed pursuant to the Spyce Plan, as described above:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 27, 2020	14,612,730	$4.27	6.3	$15,204
Options assumed	85,757	8.95
Options granted	5,133,504	11.20
Options exercised	(5,247,279)	4.98
Options forfeited	(723,698)	7.40
Options expired	(87,600)	5.43
Balance—December 26, 2021	13,773,414	$6.87	7.4	$337,269
Options granted	1,482,632	16.63
Options exercised	(957,617)	4.97
Options forfeited	(437,993)	12.83
Options expired	(46,514)	8.20
Balance—December 25, 2022	13,813,922	7.86	6.63	$34,454
Exercisable—December 25, 2022	9,663,466	6.00	5.88	$33,115
Vested and expected to vest—December 25, 2022	13,813,922	7.86	6.63	$34,454
The weighted-average fair value of options granted in fiscal year 2022 was $8.02 for stock options issued, all of which were granted to employees. The weighted-average fair value of options granted in fiscal year 2021 was $7.84 and $4.47 for stock options issued to employees and non-employees, respectively. The weighted average fair value of options granted in fiscal year 2020 was $2.08 and $2.38 for stock options issued to employees and non-employees, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the assumptions during the fiscal years ended December 25, 2022 and December 26, 2021, included in the table below. The Company has elected to account for forfeitures as they occur.

Input	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Risk-free interest rate	1.6%-3.95%	0.46%-1.08%	0.29%-0.83%
Expected term	5.08-6.60 years	5.00-6.08 years	5.09-6.39 years
Expected Volatility	44.25%	41%	40.37%
Dividend yield	0%	0%	0%
Fair Value of Common Stock—Prior to the Company’s IPO, the absence of an active market for the Company’s common stock requires the Company to estimate the fair value of its common stock. Subsequent to the Company’s IPO, its board of directors determines the fair market value of its common stock based on its closing price as reported on close of business the day immediately preceding the date of grant on the New York Stock Exchange.

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
As of December 25, 2022, there was $20.1 million in unrecognized compensation expense related to unvested stock options arrangements and is expected to be recognized over a weighted average period 2.32 years.
Restricted Stock Units and Performance Stock Units

Restricted stock units

During the fiscal year ended December 26, 2021 and prior to the Company’s IPO, excluding the founder PSUs and Spyce PSUs (each as described below), the Company issued 1,980,125 RSUs to certain employees, and 50,000 RSUs to members of its board of directors, both of which vest only upon the satisfaction of both service-based and liquidity event-related performance conditions. The fair value of these RSUs was determined based on contemporaneous third-party valuations of the Company’s common stock, sales of the Company’s redeemable convertible preferred stock to outside investors in arms-length transactions (including the Company’s IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. The grant date fair value of RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the liquidity event-related performance vesting condition becomes probable of being achieved. The service-based vesting condition is generally satisfied by the award holder providing services to us, typically over a four-year period for employees and a one-year period for members of the Company’s board of directors. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of the Company’s IPO registration statement. Stock-based compensation expense for RSUs that had not met the service-based vesting condition as of December 25, 2022 will be recorded over the remaining requisite service period.

During the fiscal years ended December 25, 2022 and December 26, 2021, the Company issued 724,077 and 388,668 RSUs, respectively, to certain employees, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s closing stock price the business day immediately preceding the date of grant. The service period of these RSUs is satisfied over a range of 18 months to 4 years. The RSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The following table summarizes the Company’s RSU activity for fiscal years ended December 25, 2022 and December 26, 2021:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 27, 2020	—	$—
Granted	2,418,793	24.20
Released	(15,000)	23.00
Forfeited, cancelled, or expired	(11,367)	29.51
Balance—December. 26, 2021	2,392,426	$24.18
Granted	724,077	$19.45
Released	(838,106)	$23.29
Forfeited, cancelled, or expired	(497,716)	$25.12
Balance—December. 25, 2022	1,780,681	$23.40
As of December 25, 2022, unrecognized compensation expense related to RSUs was $28.1 million and is expected to be recognized over a weighted average period of 1.81 years. The fair value of shares earned as of the vesting date during the fiscal years ended December 25, 2022 and December 26, 2021 was $15.3 million and $0.4 million, respectively.

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

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. The Company will recognize stock compensation expense related to each performance-based milestone target as it becomes probable of occurring, based on the stock price on the date of grant. During the fiscal years ended December 25, 2022 and December 26, 2021, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs. Unrecognized compensation expense related to the Spyce PSUs is $9.8 million, which will be expensed if the performance-based milestone targets become probable of being met.

During the fiscal year ended December 25, 2022 the Company did not issue any PSUs.

The following table summarizes the Company’s PSU activity for fiscal year ended December 26, 2021:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 27, 2020	—	$—
Granted	6,621,428	15.56
Released	—	—
Forfeited, cancelled, or expired	—	—
Balance—December. 26, 2021	6,621,428	$15.56
As of December 25, 2022 unrecognized compensation expense related to PSUs was $96.7 million and is expected to recognized over a weighted average period of 2.98 years.

A summary of stock-based compensation expense recognized fiscal years ended December 25, 2022, December 26, 2021 and December 27, 2020 is as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Stock-options	$10,505	$15,414	$4,912
Restricted stock units	32,037	7,219	—
Performance stock units	36,194	6,264	—
Total stock-based compensation	$78,736	$28,897	$4,912

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
13.INCOME TAXES
The Company’s entire pretax loss for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 was from its U.S domestic operations. For the fiscal years ended December 25, 2022

December 26, 2021 and December 27, 2020, the Company recorded an income tax expense of $1.3 million, $0.1 million, and $0 respectively.

The components of the provision for income taxes for the fiscal year ended December 25, 2022 and December 26, 2021 are as follows (in thousands):

(dollar amounts in thousands)	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Current:
Federal	$—	$—
State	55	22
Total Current	55	22
Deferred:
Federal	1,271	35
State	19	90
Total deferred	1,290	125
Total provision for income taxes	$1,345	$147
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 25, 2022	December 26, 2021	December 27, 2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	7.1%	6.9%	7.4%
Permanent differences	(0.8%)	(3.6%)	0.1%
Nondeductible executive compensation	(7.8%)	(2.8%)	—%
Change in valuation allowance	(19.4%)	(22.9%)	(28.6%)
Other	(0.8%)	1.3%	0.1%
Total	(0.7%)	(0.1%)	—

Components of the Company’s net deferred tax (liabilities)/assets consisted of the following:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021
Deferred tax assets:
Net operating loss carryforward	$189,926	$151,095
Charitable contributions	296	349
Deferred rent	16,127	8,643
Stock-based compensation expense	4,787	5,371
Accrued expenses	1,177	3,110
Deferred revenue	618	572
Other	1,061	522
Total deferred tax assets	213,992	169,662
Valuation allowance	(163,750)	(126,847)
Total deferred tax assets, net of valuation allowance	50,242	42,815
Deferred tax (liabilities):
Depreciation and amortization differences	(40,197)	(33,769)
State deferred taxes	(11,459)	(9,171)
Total deferred tax liabilities	(51,656)	(42,940)
Net deferred tax asset (liability)	$(1,414)	$(125)
As of December 25, 2022 and December 26, 2021, Company management assessed the realizability of deferred tax assets, in order to determine the need for a valuation allowance. As of the fiscal years ended December 25, 2022 and December 26, 2021, the Company is in a net deferred tax asset position of $163.8 million and $126.8 million, respectively. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
In concluding on its evaluation, Company management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 25, 2022 and December 26, 2021, a full valuation allowance of $163.8 million and $126.8 million, respectively, has been recorded against the deferred tax assets, which represents an increase of $36.9 million year over year.
As of December 25, 2022, the Company had U.S. Federal net operating loss carryforwards of $688.5 million, of which $586.6 million may be carried forward indefinitely, and the remaining carryforwards $101.9 million expire at various dates from 2029 through 2037. As of December 25, 2022, the Company had state net operating loss carryforwards of $610.1 million, of which $71.8 million may be carried forward indefinitely, and the remaining carryforwards of $538.3 million expire at various dates from 2022 through 2040.
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
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions in which it operates, and therefore is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. As of December 25, 2022, tax years from 2018 to present remain open to examination under the statutes applied by the relevant taxing jurisdictions in which the Company files tax returns. Additionally, to the extent the Company utilizes tax attribute carryforwards, such as net operating losses, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities.
The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 25, 2022 and December 26, 2021, the Company had approximately $1.6 million and $1.3 million of unrecognized tax benefits, respectively. Due to the valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax provision in its financial statements, if applicable. The Company did not have any accrued interest of penalties associated with any uncertain tax positions, and no interest expense was recognized during the fiscal years ended December 25, 2022 and December 26, 2021. The following table summarizes the activity related to the Company’s gross uncertain tax positions for the fiscal years ended December 25, 2022 and December 26, 2021:

(dollar amounts in thousands)	December 25, 2022	December 26, 2021
Uncertain Tax Positions
Beginning of year balance	$1,333	$907
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	223	426
Decreases related to lapsing of statute of limitations	—	—
End of year balance	1,556	1,333

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

The Inflation Reduction Act of 2022 (the “IRA”), which incorporates a Corporate Alternative Minimum Tax (“CAMT”), was passed on August 16, 2022. The changes will affect the tax years beginning after December 31, 2022. The IRA will require companies to compute two separate calculations for federal income tax purposes and pay the greater of the new CAMT or their regular tax liability. The Company will be monitoring the impacts of the IRA to determine if it will have a material impact for the Company for tax years beginning after December 31, 2022. As of fiscal year 2022 end, it is not expected to have a material impact on the Company.
14.NET LOSS PER SHARE
During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

On November 22, 2021, the Company completed its IPO, in which it issued and sold 14,950,000 shares of its Class A common stock at a price of $28.00 per share. On that date, all of the Company’s outstanding preferred stock automatically converted into 69,231,197 shares of Class A common stock. These shares were included in the Company’s issued and outstanding common stock starting on that date. Additionally, 1,843,493 shares of outstanding Class S stock issued in connection with the Company’s acquisition of Spyce in September 2021 were converted into 1,316,763 shares of Class A common stock, the Series J Warrants were automatically exercised upon the IPO for 1,557,686 shares of Class A common stock and the Series F Warrants were exercised during fiscal year 2021 and converted into 235,000 shares of Class A common stock in connection with the IPO. See Note 1.

The following table sets forth the computation of net loss per common share:

(dollar amounts in thousands)	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Numerator:
Net loss	$(190,441)	$(153,175)	$(141,224)
Denominator:
Weighted-average common shares outstanding—basic and diluted	110,128,287	27,782,442	16,051,960
Earnings per share—basic and diluted	$(1.73)	$(5.51)	$(8.80)
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

	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021	Fiscal Year Ended December 27, 2020
Options to purchase common stock	13,813,922	13,773,414	14,682,063
Time-based vesting restricted stock units	1,780,681	2,392,426	62,797,051
Performance stock units	6,621,428	6,621,428	—
Contingently issuable stock	714,285	714,285	—
Total common stock equivalents	22,930,316	23,501,553	77,479,114
15.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the property leased by the Company for the Company’s principal corporate headquarters. For the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 total payments to Welcome to the Dairy, LLC, totaled $5.2 million, $5.2 million, and $2.5 million, respectively.

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

*    *    *    *    *    *

QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
On December 25, 2022 the Company lost its emerging growth company status. As a result, the Company was required to adopt ASC 842, effective beginning on December 27, 2021 and presented within this filing. See Note 9 to the consolidated financial statements. Additionally, the Company has elected to reclassify prior period costs related to utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related cost within the consolidated statement of operations. See Note 1 to the consolidated financial statements. The below represent the updated balances to the respective line items within previously filed quarterly statements’ condensed consolidated statement of operations. For the reasons described herein, the quarterly information presented below does not mirror the financial information included in the 2022 Forms 10-Q for the current year.

	Thirteen Weeks Ended
	March 27, 2022	June 26, 2022	September 25, 2022	December 25, 2022
Revenue	$102,591	$124,918	$124,026	$118,570
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	27,106	33,897	34,474	34,659
Labor and related expenses	34,302	37,013	38,006	38,153
Occupancy and related expenses(1)(2)	10,517	11,150	11,504	12,067
Other restaurant operating costs(1)	17,275	19,715	20,113	20,868
Total restaurant operating costs	89,200	101,775	104,097	105,747
Operating expenses:
General and administrative(2)	50,199	51,798	41,903	43,467
Depreciation and amortization	10,677	11,305	11,887	12,602
Pre-opening costs	2,512	2,520	3,061	3,430
Impairment and closure costs(3)	17	182	1,722	621
Loss on disposal of property and equipment	8	11	21	238
Restructuring charges(4)	—	—	14,266	176
Total operating expenses	63,413	65,816	72,860	60,534
Loss from operations	$(50,022)	$(42,673)	$(52,931)	$(47,711)
Interest income	(168)	(593)	(1,644)	(2,738)
Interest expense	23	22	23	15
Other expense	(245)	(1,618)	(303)	2,985
Net loss before income taxes	(49,632)	(40,484)	(51,007)	(47,973)
Income tax expense	20	20	20	1,285
Net loss	$(49,652)	$(40,504)	$(51,027)	$(49,258)
Earnings per share:
Net loss per share, basic and diluted	$(0.45)	$(0.37)	$(0.46)	$(0.44)
Weighted average shares used in computing net loss per share, basic and diluted	109,472,050	109,679,467	110,375,126	110,934,445
(1)Certain prior period financial information has been reclassified, specifically related to repairs and maintenance and utilities, to conform with the current presentation of other restaurant operating costs within the consolidated statement of operations. As a result of the change, the Company recorded a reclassification from other occupancy and related expenses to other restaurant operating costs for all fiscal quarters. See Note 1 of the consolidated financial statements.
(2)Upon adoption of ASC 842, the Company was required to re-evaluate historical lease classifications and determine if previously classified initial direct costs would qualify for capitalization under ASC 842. As a result, the Company adjusted Occupancy and related expenses and General administrative expenses to expense legal fees no longer capitalizable under ASC 842. See Note 9 to the consolidated financial statements.
(3)Impairment and closure costs have been adjusted for operating lease asset impairment and related costs for stores determined to be impaired in a prior period. See Note 1 to the consolidated financial statements.
(4)Restructuring charges have been adjusted for operating lease asset impairment and closure costs related to the vacated sweetgreen Support Center. See Note 1 to the consolidated financial statements.

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

Our disclosure controls and procedures are based on assumptions about the likelihood of future events, and even effective disclosure controls and procedures can only provide reasonable assurance of achieving their objectives. Because of their inherent limitations, we cannot guarantee that our disclosure controls and procedures will succeed in achieving their stated objectives in all cases, that they will be complied with in all cases, or that they will prevent or detect all misstatements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2022.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 25, 2022, which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 25, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sweetgreen, Inc. and subsidiaries (the “Company”) as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 25, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 23, 2023

ITEM 9B. OTHER INFORMATION

None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal 1—Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after December 25, 2022 (the “2023 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Board and Corporate Governance Highlights” in the 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement.
Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Person Transactions” in the 2023 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Board and Corporate Governance Highlights” in the 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-260472	4.1	11/09/2021

4.2	Description of Capital Stock	10-K	001-41069	4.2	03/04/2022

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 3, 2021, by and between the Registrant and certain of its stockholders.	S-1	333-260472	10.1	10/25/2021

10.2+	Sweetgreen, Inc. 2009 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.2	10/25/2021

10.3+	Sweetgreen, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.3	10/25/2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Awards Under the 2019 Equity Incentive Plan.	S-1	333-260472	10.4	10/25/2021

10.5+	Sweetgreen, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-41069	10.5	03/04/2022

10.6+	Spyce Food Co. 2016 Stock Option and Grant Plan.	S-1	333-260472	10.6	10/25/2021

10.7+	Sweetgreen, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260472	10.7	10/25/2021

10.8+	Non-Employee Director Compensation Policy.	S-1	333-260472	10.8	10/25/2021

10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-260472	10.9	10/25/2021

10.10+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jonathan Neman.	S-1	333-260472	10.10	10/25/2021

10.11+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Chris Carr.	S-1	333-260472	10.11	10/25/2021

10.12+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jim McPhail.	S-1	333-260472	10.12	10/25/2021

10.13	Lease Agreement, dated as of May 23, 2019, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.15	10/25/2021

10.14	First Amendment to Lease Agreement, dated as of August 12, 2020, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.15	10/25/2021

10.15	First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 14, 2020, by and between the Registrant and EagleBank.	S-1	333-260472	10.15	10/25/2021

10.16	Amendment No. 1 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of September 29, 2021, by and between the Registrant and EagleBank.	S-1	333-260472	10.16	10/25/2021

10.17	Amendment No. 2 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of May 9, 2022, by and between the Registrant and EagleBank.	10-Q	001-41069	10.17	8/10/2022

10.18	Amendment No. 3 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 13, 2022, by and between the Registrant and EagleBank.	8-K	001-41069	10.18	12/16/2022

10.19+	Form of Exchange Agreement by and among the Registrant, Jonathan Neman, Nicolas Jammet, Nathaniel Ru, and certain related entities.	S-1	333-260472	10.17	10/25/2021

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signatures page of this Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 23, 2023.

SWEETGREEN, INC.

By:	/s/ Jonathan Neman
Name:	Jonathan Neman
Title:	Chief Executive Officer

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 23, 2023.

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

Signature	Title	Date

/s/ Jonathan Neman	Chief Executive Officer and Director	February 23, 2023
Jonathan Neman	(Principal Executive Officer)

/s/ Nicolas Jammet	Chief Concept Officer and Director	February 23, 2023
Nicolas Jammet

/s/ Nathaniel Ru	Chief Brand Officer and Director	February 23, 2023
Nathaniel Ru

/s/ Mitch Reback	Chief Financial Officer	February 23, 2023
Mitch Reback	(Principal Financial and Accounting Officer)

/s/ Neil Blumenthal	Director	February 23, 2023
Neil Blumenthal

/s/ Julie Bornstein	Director	February 23, 2023
Julie Bornstein

/s/ Cliff Burrows	Director	February 23, 2023
Cliff Burrows

/s/ Valerie Jarrett	Director	February 23, 2023
Valerie Jarrett

/s/ Youngme Moon	Director	February 23, 2023
Youngme Moon

/s/ Bradley Singer	Director	February 23, 2023
Bradley Singer
S-3