Form 10-K/A
period 2022-12-25
Sweetgreen, Inc.
filed 2023-03-03
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Sweetgreen, Inc., a Delaware corporation (together with its subsidiaries, “sweetgreen”, “we”, “us” or the “Company”), is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K (“Original Form”) for fiscal year ended December 25, 2022 (the “Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023, solely for the purpose of refiling our financial statements which, due to an administrative, system-related formatting issue that previously omitted certain footnote numbers upon filing. No other information included in the Original Form 10-K is amended or changed by this Amendment.

No other changes have been made to the Form 10-K as filed with the SEC on February 23, 2023. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-260472	4.1	11/09/2021

4.2	Description of Capital Stock	10-K	001-41069	4.2	03/04/2022

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 3, 2021, by and between the Registrant and certain of its stockholders.	S-1	333-260472	10.1	10/25/2021

10.2+	Sweetgreen, Inc. 2009 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.2	10/25/2021

10.3+	Sweetgreen, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.3	10/25/2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Awards Under the 2019 Equity Incentive Plan.	S-1	333-260472	10.4	10/25/2021

10.5+	Sweetgreen, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-41069	10.5	03/04/2022

10.6+	Spyce Food Co. 2016 Stock Option and Grant Plan.	S-1	333-260472	10.6	10/25/2021

10.7+	Sweetgreen, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260472	10.7	10/25/2021

10.8+	Non-Employee Director Compensation Policy.	S-1	333-260472	10.8	10/25/2021

10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-260472	10.9	10/25/2021

10.10+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jonathan Neman.	S-1	333-260472	10.10	10/25/2021

10.11+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Chris Carr.	S-1	333-260472	10.11	10/25/2021

10.12+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jim McPhail.	S-1	333-260472	10.12	10/25/2021

10.13	Lease Agreement, dated as of May 23, 2019, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.15	10/25/2021

10.14	First Amendment to Lease Agreement, dated as of August 12, 2020, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.15	10/25/2021

10.15	First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 14, 2020, by and between the Registrant and EagleBank.	S-1	333-260472	10.15	10/25/2021

10.16	Amendment No. 1 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of September 29, 2021, by and between the Registrant and EagleBank.	S-1	333-260472	10.16	10/25/2021

10.17	Amendment No. 2 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of May 9, 2022, by and between the Registrant and EagleBank.	10-Q	001-41069	10.17	8/10/2022

10.18	Amendment No. 3 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 13, 2022, by and between the Registrant and EagleBank.	8-K	001-41069	10.18	12/16/2022

10.19+	Form of Exchange Agreement by and among the Registrant, Jonathan Neman, Nicolas Jammet, Nathaniel Ru, and certain related entities.	S-1	333-260472	10.17	10/25/2021

21.1	Subsidiaries of the Registrant.	10-K	001-41069	21.1	2/23/2023

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.	10-K	001-41069	23.1	2/23/2023

24.1	Power of Attorney (included on the signatures page of the Annual Report on Form 10-K).	10-K	001-41069	24.1	2/23/2023

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on March 3, 2023.

SWEETGREEN, INC.

By:	/s/ Jonathan Neman
Name:	Jonathan Neman
Title:	Chief Executive Officer and Attorney-in-Fact

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on March 3, 2023.

SWEETGREEN, INC.

By:	/s/ Mitch Reback
Name:	Mitch Reback
Title:	Chief Financial Officer and Attorney-in-Fact

S-2