Form 10-Q
period 2023-03-26
Sweetgreen, Inc.
filed 2023-05-05
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 98,171,581 shares of Class A common stock and 13,280,558 shares of Class B common stock as of May 2, 2023.

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
•the impact of pending or future litigation; and
•our ability to effectively manage and scale our supply chain.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment.

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

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this
i

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. For the thirteen weeks ended March 26, 2023, two restaurants were excluded from the Comparable Restaurant Base. For the thirteen weeks ended March 27, 2022 no restaurants were excluded from the Comparable Restaurant Base.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

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

Marketplace Channel. Marketplace Channel refers to sales to customers for delivery or pick-up made through third-party delivery marketplaces, including DoorDash, Grubhub, Uber Eats, ezCater, Sharebite and others.

Native Delivery Channel. Native Delivery Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app.

Outpost and Catering Channel. Outpost and Catering Channel refers to sales to customers for delivery made through the sweetgreen website or mobile app to our Outposts, which are our trademark offsite drop-off points at offices, residential buildings, and hospitals. In addition, our Outpost and Catering Channel includes our catering offerings, which refer to sales to customers made through our catering website for pickup at one of our restaurants or delivery to a customer specified address.

Pick-Up Channel. Pick-Up Channel refers to sales to customers made for pick up at one of our restaurants through the sweetgreen website or mobile app.

Owned Digital Channels. Owned Digital Channels encompasses our Pick-Up Channel, Native Delivery Channel, Outpost and Catering Channel, and purchases made in our In-Store Channel via digital scan-to-pay.

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

iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of March 26, 2023	As of December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$296,828	$331,614
Accounts receivable	5,064	3,244
Inventory	1,284	1,383
Prepaid expenses	7,537	8,161
Current portion of lease acquisition costs	93	93
Other current assets	8,042	1,654
Total current assets	318,848	346,149
Operating lease assets	$257,130	$254,059
Property and equipment, net	246,929	235,257
Goodwill	35,970	35,970
Intangible assets, net	30,082	30,562
Lease acquisition costs, net	495	518
Security deposits	1,522	1,528
Other assets	4,705	4,767
Restricted cash	125	125
Total assets	$895,806	$908,935
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$28,814	$29,642
Accounts payable	13,124	12,242
Accrued expenses	20,731	22,069
Accrued payroll	8,757	6,580
Gift cards and loyalty liability	1,836	2,016
Total current liabilities	73,262	72,549
Operating lease liabilities, net of current portion	$274,607	$271,097
Contingent consideration liability	22,348	21,296
Other non-current liabilities	1,299	1,353
Deferred income tax liabilities	1,733	1,414
Total liabilities	$373,249	$367,709
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 98,162,944 and 97,656,690 Class A shares issued and outstanding as of March 26, 2023 and December 25, 2022, respectively; 300,000,000 Class B shares authorized, 13,280,558 and 13,476,303 Class B shares issued and outstanding as of March 26, 2023 and December 25, 2022, respectively	111	111
Additional paid-in capital	1,227,704	1,212,716
Accumulated deficit	(705,258)	(671,601)
Total stockholders’ equity	522,557	541,226
Total liabilities and stockholders’ equity	$895,806	$908,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended
	March 26, 2023	March 27, 2022
Revenue	$125,062	$102,591
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	35,587	27,106
Labor and related expenses	39,243	34,302
Occupancy and related expenses	12,630	10,517
Other restaurant operating costs	20,665	17,275
Total restaurant operating costs	108,125	89,200
Operating expenses:
General and administrative	34,907	50,199
Depreciation and amortization	13,110	10,677
Pre-opening costs	3,366	2,512
Impairment and closure costs	190	17
Loss on disposal of property and equipment	48	8
Restructuring charges	638	—
Total operating expenses	52,259	63,413
Loss from operations	(35,322)	(50,022)
Interest income	(3,062)	(168)
Interest expense	21	23
Other (income) expense	1,058	(245)
Net loss before income taxes	(33,339)	(49,632)
Income tax expense	318	20
Net loss	$(33,657)	$(49,652)
Earnings per share:
Net loss per share basic and diluted	$(0.30)	$(0.45)
Weighted average shares used in computing net loss per share basic and diluted	111,297,064	109,472,050
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended March 26, 2023 and March 27, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 26, 2021	109,345,697	$109	$1,129,224	$(476,216)	$653,117
Net loss	—	—	—	(49,652)	(49,652)
Exercise of stock options	153,158	1	848	—	849
Issuance of common stock related to restricted shares	12,500	—	—	—	—
Stock-based compensation expense	—	—	22,165	—	22,165
Adoption of ASC 842	—	—	—	(4,944)	(4,944)
Balances at March 27, 2022	109,511,355	$110	$1,152,237	$(530,812)	$621,535

Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(33,657)	(33,657)
Exercise of stock options	160,964	—	767	—	767
Issuance of common stock related to restricted shares	155,558	—	—	—	—
Shares repurchased for employee tax withholding	(6,013)	—	(44)	—	(44)
Stock-based compensation expense	—	—	14,265	—	14,265
Balances at March 26, 2023	111,443,502	$111	$1,227,704	$(705,258)	$522,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen weeks ended
	March 26, 2023	March 27, 2022
Cash flows from operating activities:
Net loss	$(33,657)	$(49,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,110	10,677
Amortization of lease acquisition	23	24
Amortization of loan origination fees	21	67
Amortization of cloud computing arrangements	216	—
Non-cash operating lease cost	11,829	9,640
Loss on fixed asset disposal	48	8
Stock-based compensation	14,265	22,165
Impairment and closure costs	190	17
Non-cash restructuring charges	638	—
Deferred income tax expense	319	20
Change in fair value of contingent consideration liability	1,052	(234)
Changes in operating assets and liabilities:
Accounts receivable	(1,820)	(1,187)
Inventory	99	(53)
Prepaid expenses and other assets	(5,939)	2,258
Operating lease liabilities	(12,789)	(8,930)
Accounts payable	7,012	2,239
Accrued payroll and benefits	2,177	(2,778)
Accrued expenses	310	(1,155)
Gift card and loyalty liability	(180)	(217)
Other non-current liabilities	(54)	(202)
Net cash used in operating activities	(3,130)	(17,293)
Cash flows from investing activities:
Purchase of property and equipment	(30,860)	(18,059)
Purchase of intangible assets	(1,525)	(1,187)
Security and landlord deposits	6	181
Net cash used in investing activities	(32,379)	(19,065)
Cash flows from financing activities:
Proceeds from stock option exercise	767	849
Payment associated to shares repurchased for tax withholding	(44)	—
Net cash provided by financing activities	723	849
Net (decrease) in cash and cash equivalents and restricted cash	(34,786)	(35,509)
Cash and cash equivalents and restricted cash—beginning of year	331,739	472,299
Cash and cash equivalents and restricted cash—end of period	$296,953	$436,790
Supplemental disclosure of cash flow information
Purchase of property and equipment accrued in accounts payable and accrued expenses	$5,907	$2,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 26, 2023, the Company owned and operated 195 restaurants in 16 states and Washington, D.C. During the thirteen weeks ended March 26, 2023, the Company had 9 Net New Restaurant Openings.
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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports and should be read in conjunction with the consolidated financial statements for the year ended December 25, 2022.
Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal year 2023 is a 53-week period that ends December 31, 2023 and fiscal year 2022 was a 52-week period that ended December 25, 2022. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
Management’s Use of Estimates—The condensed consolidated financial statements have been prepared by the Company in accordance with GAAP and the rules and regulations of the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets and operating lease assets, legal liabilities, fair value of contingent consideration liability, lease accounting matters, valuation of intangible assets acquired in business combinations, goodwill and stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Reclassification—The Company has elected to reclassify prior period costs related to utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related costs within the consolidated statement of operations. As such, prior period financial information has been reclassified, and as a result of the change, the Company reclassified $4.2 million for the thirteen weeks ended March 27, 2022 from occupancy and related expenses to other restaurant operating costs.

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

The carrying amount of accounts receivable, other current assets, accounts payable, accrued payroll and accrued expenses approximates fair value due to the short-term maturity of these financial instruments. The Company’s contingent consideration is carried at fair value determined using Level 3 inputs in the fair value. For further details see Note 3.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). For further details see Note 3.

Impairment and closure costs—Impairment includes impairment charges related to the Company’s long-lived assets, which include property and equipment and internally developed software, and operating lease assets. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”).

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models) and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecasts, certain restaurants during the thirteen weeks ended March 26, 2023 and March 27, 2022 required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company did not record any non-cash impairment charges.

Closure costs include lease and related costs associated with closed restaurants, including the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes for previously impaired stores. For the thirteen weeks ended March 26, 2023 and March 27, 2022, the Company recognized closure costs of $0.2 million and less than $0.1 million related to the amortization of the operating lease asset, and expenses associated with common area maintenance (“CAM”) and real estate taxes for previously-closed stores, including three previously-impaired stores that were closed during the thirteen weeks ended March 26, 2023.

Restructuring Charges - Restructuring charges are expenses that are paid in connection with the reorganization of the Company’s operations. These costs primarily include the amortization of the operating lease asset related to the Company’s vacated sweetgreen Support Center, as well as related real estate and CAM charges.

Contingent Consideration - Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value upon the issuance date and is subsequently re-measured to fair value at each reporting date. See Note 3. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of March 26, 2023 was $22.3 million.

Changes in fair value of the contingent consideration is recognized within other (income) expense in the accompanying condensed consolidated statement of operations.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of March 26, 2023 and December 25, 2022, were $2.4 million and $0.7 million, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of March 26, 2023	As of December 25, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$296,828	$331,614
Restricted cash, noncurrent	125	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$296,953	$331,739
Concentrations of Risk—The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
During the thirteen weeks ended March 26, 2023 and March 27, 2022, approximately 28% and 31% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively.

Deferred Costs—Deferred costs primarily consist of capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system (“ERP”). These costs amounted to $5.6 million as of March 26, 2023 and are recorded within other current assets and other assets in the condensed consolidated balance sheets. The amortization of these costs are recognized within the Company’s condensed consolidated statement of operations under general and administrative expenses over a useful life of 7 years.
Recently Issued Accounting Pronouncements Not Yet Adopted— The Company has reviewed all recently issued accounting pronouncements and concluded that the pronouncements were either not applicable or will not have a significant impact to its consolidated financial statements.
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen weeks ended March 26, 2023 and March 27, 2022 disaggregated by significant revenue channel:

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022
Owned Digital Channels	$48,261	$43,927
In-Store Channel (Non-Digital component)	49,391	34,444
Marketplace Channel	27,410	24,220
Total Revenue	$125,062	$102,591
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of March 26, 2023	As of December 25, 2022
Gift Card Liability	$1,836	$2,016

Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$325	$253

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of March 26, 2023				Fair Value Measurements as of December 25, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	22,348	—	—	22,348	21,296	—	—	21,296

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the acquisition of Spyce on September 7, 2021, the former equity holders of Spyce may receive up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s IPO (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. Additionally, the former equityholders of Spyce may receive true-up payments in cash as follows: if (i) as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce that has continually held its 1,316,763 shares of the Company’s Class A common stock, during such period, the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price and (ii) as of the date of the achievement of any of the three milestones, the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit adjusted discount rate, equity volatility, risk-free rate and the probability of milestone targets required for issuance of shares under the contingent consideration will be achieved.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 25, 2022	$21,296
Change in fair value	1,052
Balance—March 26, 2023	$22,348

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of March 26, 2023	As of December 25, 2022
Furniture and fixtures	$29,915	$27,262
Computers and other equipment	31,884	30,543
Kitchen equipment	75,600	71,304
Leasehold improvements	226,936	212,825
Assets not yet placed in service	32,349	34,767
Total property and equipment	396,684	376,701
Less: accumulated depreciation	(149,755)	(141,444)
Property and equipment, net	$246,929	$235,257
Depreciation expense for the thirteen weeks ended March 26, 2023 and March 27, 2022 was $11.1 million and $8.8 million, respectively.
As of March 26, 2023, the Company had 19 facilities under construction due to open during fiscal year 2023. As of December 25, 2022, the Company had 20 facilities under construction, all of which were due to open during fiscal year 2023. Depreciation commences after a store opens and the related assets are placed in service.

Total research and development cost excluding any related cost associated with Spyce acquisition was $0.3 million and $0.2 million for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively. Research and development cost are recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.

5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirteen weeks ended March 26, 2023, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of March 26, 2023	As of December 25, 2022
Internal use software	$33,002	$31,502
Developed technology	20,050	20,050
Total intangible assets	53,052	51,552
Accumulated amortization	(22,970)	(20,990)
Intangible assets, net	$30,082	$30,562

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years. As of March 26, 2023, developed technology has not been placed into service.

Amortization expense for intangible assets was $2.0 million and $1.9 million for the thirteen weeks ended March 26, 2023 and March 27, 2022, respectively.

Estimated amortization of internal use software for each of the next five years is as follows:

(dollar amounts in thousands)
2023	$4,629
2024	3,953
2025	1,400
2026	50
2027	—
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of March 26, 2023	As of December 25, 2022
Rent deferrals	$1,362	$1,728
Accrued general and sales tax	3,276	2,736
Accrued delivery fee	1,107	968
Accrued settlements and legal fees	1,256	1,106
Fixed asset accrual	4,316	5,963
Other accrued expenses	9,414	9,568
Total accrued expenses	$20,731	$22,069
7.DEBT
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

On May 9, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to allow for the issuance of Letters of Credit of up to $1.5 million. In connection therewith, the Company entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers compensation insurance policy.

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of March 26, 2023 and December 25, 2022, the Company had no outstanding balance under the 2020 Credit Facility.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of March 26, 2023 and December 25, 2022.

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

8.LEASES

As a result of the Company losing its emerging growth company status on December 25, 2022, the Company was required to adopt ASC 842, effective beginning on December 27, 2021. As a result, the amounts included in the Company’s condensed consolidated statement of operations represent the updated balances to the respective line items within previously filed quarterly statements’ condensed consolidated statement of operations. For the reasons described herein, the fiscal year 2022 quarterly information presented herein does not mirror the financial information included in our Quarterly Reports on Form 10-Q filed during fiscal year 2022. For the reasons described herein, the fiscal year-end 2022 as presented on the filed 2022 10-K conform to ASC 842.

The Company leases restaurants and corporate office space under various non-cancelable lease agreements that expire on various dates through 2033. Lease terms for restaurants generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years.

The components of lease cost for the thirteen weeks ended March 26, 2023 and March 27, 2022 were as follows:

(dollar amounts in thousands)	Classification	March 26, 2023	March 27, 2022
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	11,829	9,640
Variable lease cost	Occupancy and related expense General and administrative expense	2,612	2,023
Short term lease cost	Occupancy and related expense General and administrative expense	145	145
Sublease income	General and administrative expense	(178)	(178)
Total lease cost		$14,408	$11,630

As of March 26, 2023, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2023	32,748
2024	52,260
2025	52,457
2026	51,329
2027	47,018
Thereafter	163,890
Total	399,702
Less: imputed interest	96,281
Total lease liabilities	303,421

As of March 26, 2023 and December 25, 2022 the Company had additional operating lease commitments of $22.5 million and $18.0 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2023 or early 2024. These nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of March 26, 2023 and December 25, 2022 is as follows:

	March 26, 2023	December 25, 2022
Weighted average remaining lease term (years):
Operating Leases	7.91	7.98
Weighted average discount rate:
Operating Leases	6.35%	6.09%

Supplemental cash flow information related to leases for the thirteen weeks ended March 26, 2023 and March 27, 2022:

	March 26, 2023	March 27, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$12,789	$8,930
Right of use assets obtained in exchange for lease obligations:
Operating leases	$10,532	$8,697

9.COMMON STOCK
As of March 26, 2023 and December 25, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	As of March 26, 2023	As of December 25, 2022
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,367,322	13,813,922
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	3,000,000	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	8,231,831	8,402,109
Shares available for future issuance under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	9,961,480	10,655,568
Total reserved shares of common stock	36,274,918	36,585,884
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), RSUs, including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock

Plans (as defined below)) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen weeks ended March 26, 2023 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

Options granted in the fiscal year ended December 26, 2021 and prior generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Equity Incentive Plan is effective; however, awards outstanding under the Prior Stock Plans will continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For both the thirteen weeks ended March 26, 2023 and March 27, 2022, the Company recognized stock-based compensation expense of $0.8 million, related to the vested portion of such shares.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, which began on January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023 the ESPP authorized shares increased by 1,111,331 to 4,111,331 in accordance with the above.

As of March 26, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 26, 2023 and March 27, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,014,844	7.95
Options exercised	(160,964)	4.77
Options forfeited	(256,242)	8.66
Options expired	(44,238)	11.09
Balance—March 26, 2023	14,367,322	$7.88	6.75	$17,845

Exercisable—March 26, 2023	9,945,317	$6.24	5.79	$17,638

Vested and expected to vest—March 26, 2023	14,367,322	$7.88	6.75	$17,845

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options assumed	—	—
Options granted	369,274	25.39
Options exercised	(153,158)	5.45
Options forfeited	(53,721)	9.99
Options expired	(11,197)	6.07
Balance—March 27, 2022	13,924,612	$7.37	7.31	$348,686

Exercisable—March 27, 2022	8,642,689	$5.07	6.31	$236,185

Vested and expected to vest—March 27, 2022	13,924,612	$7.37	7.31	$348,686
The weighted-average fair value of options granted during the thirteen weeks ended March 26, 2023 and thirteen weeks ended March 27, 2022, was $8.43 and $11.16, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of March 26, 2023, there was $21.6 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.37 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirteen weeks ended March 26, 2023 and March 27, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 25, 2022	1,780,681	$23.40
Granted	214,431	8.42
Released	(155,558)	22.15
Forfeited	(229,151)	22.65
Balance—March 26, 2023	1,610,403	$23.77

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 26, 2021	2,392,426	$24.18
Granted	235,972	25.70
Released	(12,500)	23.00
Forfeited	(60,711)	29.22
Balance—March 27, 2022	2,555,187	$24.21

As of March 26, 2023, unrecognized compensation expense related to RSUs was $21.0 million and is expected to be recognized over a weighted average period of 1.81 years. The fair value of shares released as of the vesting date during the thirteen weeks ended March 26, 2023 was $1.6 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of March 26, 2023 unrecognized compensation expense related to the founder PSUs was $51.5 million and is expected to be recognized over a weighted average period of 1.73 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirteen weeks ended March 26, 2023, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs, as no expense will be recognized until the targets are probable of being met. Unrecognized compensation expense related to the Spyce PSUs was $9.8 million, which will be expensed if the performance-based milestone targets become probable of being met.

There were no PSU grants during the thirteen weeks ended March 26, 2023 and March 27, 2022.

A summary of stock-based compensation expense recognized during the thirteen weeks ended March 26, 2023 and March 27, 2022 is as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022
Stock-options	$2,472	$2,532
Restricted stock units	2,745	10,584
Performance stock units	9,048	9,049
Total stock-based compensation	$14,265	$22,165

11.INCOME TAXES
The Company’s entire pretax loss for the thirteen weeks ended March 26, 2023 and March 27, 2022 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen weeks ended March 26, 2023 and March 27, 2022, there were no significant discrete items recorded and the Company recorded a $0.3 million and less than $0.1 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million within general and administrative expenses in the Condensed Consolidated Statement of Operations for the thirteen ended March 26, 2023 as an offset to Social Security tax expense. The Company recorded a corresponding receivable for the benefit expected to be received within other current assets on the Condensed Consolidated Balance Sheet as of March 26, 2023.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for entities with adjusted financial statement income of over $1.0 billion and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. These tax law changes did not have a material adverse effect on the Company’s results of operations.

12.NET LOSS PER SHARE

During the thirteen weeks ended March 26, 2023 and March 27, 2022, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended
	March 26, 2023	March 27, 2022
(dollar amounts in thousands)
Numerator:
Net loss	$(33,657)	$(49,652)
Denominator:
Weighted-average common shares outstanding—basic and diluted	111,297,064	109,472,050
Earnings per share—basic and diluted	$(0.30)	$(0.45)

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

	Thirteen weeks ended
	March 26, 2023	March 27, 2022
Options to purchase common stock	14,367,322	13,924,612
Time-based vesting restricted stock units	1,610,403	2,555,187
Performance stock units	6,621,428	6,621,428
Contingently issuable stock	714,285	714,285
Total common stock equivalents	23,313,438	23,815,512
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended March 26, 2023 and March 27, 2022, total payments to Welcome to the Dairy, LLC, totaled $1.0 million and $1.7 million, respectively.

14.COMMITMENTS AND CONTINGENCIES
Lease Commitments

The Company is obligated under various operating leases related to its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, CAMs and other occupancy costs. Refer to Note 8, Leases, for additional information.

Purchase Obligations

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of the Company’s purchase obligations relate to amounts owed for supplies within its restaurants and are due within the next twelve months.

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

15.SUBSEQUENT EVENTS
The Company evaluated subsequent events through May 4, 2023, the date its accompanying condensed consolidated financial statements were available to be issued, and determined there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Special Note Regarding Forward-Looking Statements” and in other parts of this report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.

As a result of losing our emerging growth company status on December 25, 2022, we were required to adopt ASC 842, effective beginning on December 27, 2021. Additionally, we elected to reclassify prior period costs related to utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related cost within the condensed consolidated statement of operations. As a result, the amounts included in our condensed consolidated statement of operations represent the updated balances to the respective line items within previously filed quarterly statements’ condensed consolidated statement of operations. For the reasons described herein, the fiscal year 2022 quarterly information presented herein does not mirror the financial information included in our Quarterly Reports on Form 10-Q filed during fiscal year 2022.
Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 26, 2023, we owned and operated 195 restaurants in 16 states and Washington, D.C.
Factors Affecting Our Business

As we move into the second fiscal quarter, while it is still early, we have seen positive momentum in our revenues. We are encouraged by the the launch of our loyalty program in the second fiscal quarter and broadened menu offerings. However, these results are preliminary and we cannot currently predict whether such momentum will continue or that it will be indicative of our second fiscal quarter or future results.
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended March 26, 2023 and March 27, 2022, we had 9 and 8 Net New Restaurant Openings, respectively. Our total count as of March 26, 2023 was 195 restaurants in 16 states and Washington, D.C.

We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally.
Real Estate Selection
We utilize a rigorous, data-driven real estate selection process to identify the location and timing of opening new restaurants, both in new and existing U.S. markets and in urban and suburban areas, with both high anticipated foot or vehicle traffic and proximity to workplaces, residences and other restaurant and retail businesses that support our multi-channel approach, including our Native Delivery, Marketplace Delivery and Outpost and Catering Channels.
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

Our revenue growth has been negatively impacted in recent periods, in part by current macroeconomic conditions and softening consumer demand. We have seen increased variability in our customer traffic patterns, including as a result of employees returning to offices at a slower rate and at a lower frequency than anticipated as a result of many workplaces adopting remote or hybrid models. Additionally, since fiscal year 2022, as a result of inflation we have seen an increase in wage rates and costs of goods sold, which in recent periods has had a negative impact on our Restaurant Level Profit.

During the thirteen weeks ended March 26, 2023, we experienced an interruption by our supplier to the supply of packaging to our stores. This caused, and may in the future cause, a disruption in our stores, as well as higher costs of materials, which negatively impacted our restaurant operating costs during the period. While we have secured alternative suppliers, there can be no assurance we will be able to do so in the future on a timely basis, at commercially reasonable terms, or at all, and an interruption in supply of packaging could in the future adversely affect our business, financial condition and results of operations, including in particular our margins.

Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed, due in part to the COVID-19 pandemic and the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years and we have seen an increase and prolonged negative impact on our revenue around national holidays. As we move into the spring months, we have started to see improvement in our key metrics, specifically AUV.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel and Outpost and Catering Channel. There have been historical fluctuations in the mix of sales between our various channels. For example, during the COVID-19 pandemic, we saw a significant increased percentage of sales through our Native Delivery and Marketplace Channels. Due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Catering and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we see a shift in sales through the Native Delivery, Outpost and Catering, and Marketplace channels, our margins may decrease.

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

	Thirteen weeks ended
(dollar amounts in thousands )	March 26, 2023	March 27, 2022
Net New Restaurant Openings	9	8
Average Unit Volume (as adjusted)(1)	$2,932	$2,793
Same-Store Sales Change (%)	5%	35%
Restaurant-Level Profit	$16,937	$13,391
Restaurant-Level Profit Margin (%)	14%	13%
Adjusted EBITDA	$(6,694)	$(16,976)
Adjusted EBITDA Margin (%)	(5)%	(17)%
Total Digital Revenue Percentage	61%	66%
Owned Digital Revenue Percentage	39%	43%
(1)Our results for the thirteen weeks ended March 26, 2023 have been adjusted to reflect the temporary closures of two restaurants which were excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV. No restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 27, 2022.
.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new sweetgreen restaurant openings during a given reporting period, net of any permanent sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.
Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen weeks ended March 26, 2023, two restaurants were excluded from the Comparable Restaurant Base to reflect the temporary closure of such restaurants during the thirteen weeks ended March 26, 2023. Such exclusions did not result in a material change to AUV. For the thirteen weeks ended March 27, 2022, no restaurants were excluded from the Comparable Restaurant Base.
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

Restaurant-Level Profit and Restaurant-Level Profit Margin

We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and, in certain periods, impairment and closure costs and restructuring charges. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue.

As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs and ERP implementation and, in certain periods, impairment and closure costs and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
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
Occupancy and Related Expenses
Occupancy and related expenses consist of restaurant-level occupancy expenses (including rent, common area maintenance (“CAM”) expenses and real estate taxes) and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening costs. We anticipate occupancy and related expenses on an absolute dollar basis will increase for the foreseeable future to the extent we continue to open new restaurants and revenue grows. Occupancy and related expenses as a percentage of revenue are impacted by geographic location, type of restaurant build, and amount of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs include other operating expenses incidental to operating our restaurants, such as repairs and maintenance, utilities, certain local taxes, third-party delivery fees, non-perishable supplies, restaurant-level marketing, credit card fees and property insurance. We expect that other restaurant operating costs will increase on an absolute dollar basis for the foreseeable future to the extent we continue to open new restaurants and our revenue grows. Other restaurant operating costs as a percentage of revenue are expected to increase in line with growth in our Native Delivery, Outpost and Catering, and Marketplace Channels, as these channels require us to pay third-party delivery fees. However, as revenue increases, we expect that other restaurant operating costs, such as repairs and maintenance and property insurance, as a percentage of revenue will decline.
Operating Expenses
General and Administrative

General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense, brand-related marketing, and Spyce acquisition costs. We also incur expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general liability and director and officer insurance, investor relations, and professional services. As a percentage of revenue, we expect our general and administrative expenses to vary from period to period and to decrease over time.

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
Pre-Opening Costs
Pre-opening costs primarily consist of non-cash rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings. These costs are expensed as incurred. We expect that pre-opening costs will increase on an absolute dollar basis as we continue to build new restaurants and enter new markets.
Impairment and Closure Costs

Impairment includes impairment charges related to our long-lived assets, which include property and equipment, and operating lease assets.

Closure costs include lease and related costs associated with closed restaurants, including the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes for previously closed stores.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment includes the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include the amortization of the operating lease asset related to our vacated sweetgreen Support Center, as well as related real estate and CAM charges.
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

Results of Operations
Comparison of the thirteen weeks ended March 26, 2023 and March 27, 2022

The following table summarizes our results of operations for the thirteen weeks ended March 26, 2023 and March 27, 2022:

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Dollar Change	Percentage Change
Revenue	$125,062	$102,591	$22,471	22%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	35,587	27,106	8,481	31%
Labor and related expenses	39,243	34,302	4,941	14%
Occupancy and related expenses	12,630	10,517	2,113	20%
Other restaurant operating costs	20,665	17,275	3,390	20%
Total cost of restaurant operations	108,125	89,200	18,925	21%
Operating expenses:
General and administrative	34,907	50,199	(15,292)	(30%)
Depreciation and amortization	13,110	10,677	2,433	23%
Pre-opening costs	3,366	2,512	854	34%
Impairment and closure costs	190	17	173	1018%
Loss on disposal of property and equipment	48	8	40	100%
Restructuring charges	638	—	638	N/A
Total operating expenses	52,259	63,413	(11,154)	(18%)
Loss from operations	(35,322)	(50,022)	14,700	(29%)
Interest income	(3,062)	(168)	(2,894)	1723%
Interest expense	21	23	(2)	(9%)
Other (income) expense	1,058	(245)	1,303	(532%)
Net loss before income taxes	(33,339)	(49,632)	16,293	(33%)
Income tax expense	318	20	298	100%
Net loss	$(33,657)	$(49,652)	$16,591	(32%)

Revenue

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Revenue	125,062	102,591	22%
Average Unit Volume	2,932	2,793	5%
Same-Store Sales Change	5%	35%	(30%)
The increase in revenue for the thirteen weeks ended March 26, 2023 was primarily due to an increase of $18.7 million incremental revenue associated with 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 27, 2022. The remaining increase in revenue was due to an increase in Comparable Restaurant Base revenue of $5.6 million, resulting in a positive Same-Store Sales Change of 5%, consisting of a 3% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended March 27, 2022 and a 2% increase from transactions. These increases were partially offset by a $1.8 million negative impact from restaurant closures and remodels that occurred subsequent to March 27, 2022.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Food, beverage, and packaging	35,587	27,106	31%
As a percentage of total revenue	28%	26%	2%

The increase in food, beverage, and packaging costs for the thirteen weeks ended March 26, 2023 was primarily due to a $6.9 million increase in food and beverage costs, a $1.5 million increase in packaging costs and a $0.1 million increase in freight and gas surcharges associated with deliveries from our distribution partners. This was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 27, 2022. In addition, during the thirteen weeks ended March 26, 2023, we experienced supply chain disruptions for our bowls and plates, which resulted in use of alternative packaging solutions as well as higher costs of materials.
As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended March 26, 2023 increased compared to the thirteen weeks ended March 27, 2022 mostly due to an increase in costs of materials as discussed above, partially offset by greater sales leverage.

Labor and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Labor and related expenses	39,243	34,302	14%
As a percentage of total revenue	31%	33%	(2%)
The increase in labor and related expenses for the thirteen weeks ended March 26, 2023 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 27, 2022. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry.

These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”) as well as an improvement in labor efficiencies. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

As a percentage of revenue, the decrease in labor and related expenses for the thirteen weeks ended March 26, 2023 was primarily due to the $1.8 million retention credit in connection with the CARES Act as discussed above, as well as greater sales leverage.

Occupancy and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Occupancy and related expenses	12,630	10,517	20%
As a percentage of total revenue	10%	10%	—%
The increase in occupancy and related expenses for the thirteen weeks ended March 26, 2023 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 27, 2022.
As a percentage of revenue, occupancy and related expenses remained flat for the thirteen weeks ended March 26, 2023 compared to March 27, 2022, primarily due to the impact of menu price increases and greater sales leverage, described above, offset by the impact of the COVID-19-related rent abatement received for multiple restaurant locations during the thirteen weeks ended March 27, 2022.
Other Restaurant Operating Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Other restaurant operating costs	20,665	17,275	20%
As a percentage of total revenue	17%	17%	—%
The increase in other restaurant operating costs for the thirteen weeks ended March 26, 2023 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 27, 2022, including a $1.4 million increase in increase in real estate taxes, utilities and repair and maintenance expenses and a $0.7 million increase in kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above. In addition, there was a $0.5 million increase in credit card and online related processing fees, related to the increases in revenue, and a $0.4 million increase in delivery fees from the growth in transaction volume from our Native Delivery, Outpost and Catering, and Marketplace Channels. The remaining $0.4 million increase is attributable to other store expenses, including personal property taxes, security and signage.
As a percentage of revenue, other restaurant operating costs for the thirteen weeks ended March 26, 2023 were flat compared to the thirteen weeks ended March 27, 2022 due to the impact of menu price increases and greater sales leverage, offset by inflationary pressures and the increases described above.
Operating Expenses
General and Administrative

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
General and administrative	34,907	50,199	(30%)
As a percentage of total revenue	28%	49%	(21%)

The decrease in general and administrative expenses for the thirteen weeks ended March 26, 2023 was primarily due to a $7.9 million decrease in stock-based compensation expense. Additionally, there was a benefit of $5.1 million of ERC’s. We also experienced a $2.2 million decrease in management salaries and benefits, including bonus, a $0.4 million decrease in COVID-19-related expenses and a $0.3 million decrease in other general and administrative costs. These decreases were partially offset by a $0.4 million increase in consulting fees and a $0.2 million increase in expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP system.
As a percentage of revenue, the decrease in general and administrative expenses for the thirteen weeks ended March 26, 2023 was primarily due to the fluctuations noted above, as well as an increase in revenue.
Depreciation and Amortization

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Depreciation and amortization	13,110	10,677	23%
As a percentage of total revenue	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended March 26, 2023 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 27, 2022.
As a percentage of revenue, depreciation and amortization remained flat for the thirteen weeks ended March 26, 2023, which was primarily due to comparatively higher revenue in the current period, offset by the increases noted above.
Pre-Opening Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Pre-opening costs	3,366	2,512	34%
As a percentage of total revenue	3%	2%	1%
The increase in pre-opening costs for the thirteen weeks ended March 26, 2023 was due to the timing of openings in the period and an acceleration of restaurant openings anticipated in fiscal year 2023.
As a percentage of revenue, the increase in pre-opening costs in the thirteen weeks ended March 26, 2023 was due to the increases noted above, partially offset by comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Impairment and closure costs	190	17	N/A
As a percentage of total revenue	—%	—%	0%

During the thirteen weeks ended March 26, 2023, we recorded closure costs of $0.2 million related to lease and related costs associated with closed restaurants, including the amortization of operating lease asset, and expenses associated with CAM and real estate taxes for previously closed stores.

Restructuring

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Restructuring charges	638	—	N/A
As a percentage of total revenue	1%	—%	1%

During the thirteen weeks ended March 26, 2023, we recorded restructuring charges of $0.6 million related to lease and related costs associated with the former sweetgreen Support Center that was vacated in fiscal year 2022, including the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Loss on disposal of property and equipment	48	8	—%
As a percentage of total revenue	—%	—%	—%
The increase in loss on disposal of property and equipment was due to an increase in furniture, equipment and fixture replacements at multiple restaurants for the thirteen weeks ended March 26, 2023 compared to the prior year period.

Interest Income and Interest Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Interest income	(3,062)	(168)	1723%
Interest expense	21	23	(9%)
Total interest income, net	$(3,041)	$(145)	1997%
As a percentage of total revenue	—%	—%	—%

The increase in interest income, net, was primarily due to higher interest rates on our money market cash accounts during the thirteen weeks ended March 26, 2023 compared to the prior year period.
Other (Income) Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022	Percentage Change
Other (income) expense	1,058	(245)	(532%)
As a percentage of total revenue	1%	—%	1%
The change in other (income) expense for the thirteen weeks ended March 26, 2023 was due to an increase in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
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
We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and, in certain periods, impairment and closure costs and restructuring charges. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue. As it excludes general and administrative expense, which is primarily attributable to our sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.

We define Adjusted EBITDA as net loss adjusted to exclude interest income, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs, ERP implementation and related costs and, in certain periods, impairment and closure costs and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; certain other expenses; Spyce acquisition costs; ERP implementation and related costs; and, in certain periods, impairment and closure costs and restructuring costs; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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

The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022
Loss from operations	$(35,322)	$(50,022)
Add back:
General and administrative	34,907	50,199
Depreciation and amortization	13,110	10,677
Pre-opening costs	3,366	2,512
Impairment and closure costs	190	17
Loss on disposal of property and equipment(1)	48	8
Restructuring charges(2)	638	—
Restaurant-Level Profit	$16,937	$13,391
Loss from operations margin	(28)%	(49)%
Restaurant-Level Profit Margin	14%	13%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(2)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with the vacated sweetgreen Support Center, including the amortization of the operating lease asset.

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended
(dollar amounts in thousands)	March 26, 2023	March 27, 2022
Net loss	$(33,657)	$(49,652)
Non-GAAP adjustments:
Income tax expense	318	20
Interest income	(3,062)	(168)
Interest expense	21	23
Depreciation and amortization	13,110	10,677
Stock-based compensation(1)	14,265	22,165
Loss on disposal of property and equipment(2)	48	8
Impairment and closure costs(3)	190	17
Other expense/(income)(4)	1,058	(245)
Spyce acquisition costs(5)	161	179
Restructuring charges(6)	638	—
ERP implementation and related costs(7)	216	—
Adjusted EBITDA	$(6,694)	$(16,976)
Net loss margin	(27)%	(48)%
Adjusted EBITDA Margin	(5)%	(17)%
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

(6)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with the vacated sweetgreen Support Center, including the amortization of the operating lease asset.
(7)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our new ERP.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of March 26, 2023 and December 25, 2022, we had $296.8 million and $331.6 million in cash and cash equivalents, respectively. As of March 26, 2023, we had access to a $44.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $950,000 irrevocable standby Letter of Credit outstanding thereunder. As of March 26, 2023, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the team member and customer experience in our restaurants, research and development costs, marketing-related costs, working capital and general corporate needs. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items. Refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Credit Facility

On December 14, 2020, we entered into a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as subsequently amended, as discussed below, the “2020 Credit Facility”) with EagleBank. The 2020 Credit Facility superseded our 2017 revolving credit facility with EagleBank and allows us to borrow (i) up to $35.0 million (subsequently increased to $45.0 million) in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a delayed draw term loan facility, which expired on December 14, 2021, and which was never drawn on. The refinanced revolving facility originally matured on December 14, 2022 (and has since been extended to December 13, 2024). However, if we issue certain convertible debt or unsecured indebtedness under the 2020 Credit Facility, then the refinanced revolving facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness.

On May 9, 2022, we and Eagle Bank amended the 2020 Credit Facility to allow for the issuance of Letters of Credit of up to $1.5 million. In connection therewith, we entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank with The Travelers Indemnity Company as the beneficiary in connection with our workers compensation insurance policy.

On December 13, 2022, we and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for us to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility.

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of March 26, 2023 and December 25, 2022, we had no outstanding balance under the 2020 Credit Facility.

The obligations under the 2020 Credit Facility are guaranteed by our existing and future material subsidiaries and secured by substantially all of our and our subsidiary guarantor’s assets. The 2020 Credit Facility also restricts our ability, and the ability of our subsidiary guarantors, to, among other things, incur liens; incur additional indebtedness; transfer or dispose of assets; make acquisitions, change the nature of the business; guarantee obligations; pay dividends to shareholders or repurchase stock; and make advances, loans, or other investments. The 2020 Credit Facility contains customary events of default, including, without limitation, failure to pay the outstanding loans or accrued interest on the due date.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirteen weeks ended March 26, 2023	Thirteen weeks ended March 27, 2022
Net cash used in operating activities	(3,130)	(17,293)
Net cash used in investing activities	(32,379)	(19,065)
Net cash provided by financing activities	723	849
Net decrease in cash and cash equivalents and restricted cash	$(34,786)	$(35,509)
Operating Activities

For the thirteen weeks ended March 26, 2023, cash used in operating activities decreased $14.2 million compared to the thirteen weeks ended March 27, 2022. The decrease was primarily due to a $12.9 million reduction in loss after excluding non-cash items, partially offset by the impact of unfavorable working capital fluctuations of $2.7 million.
The unfavorable working capital fluctuations were primarily due to an increase in other current assets related to the expected receipt of $6.9 million in ERC’s, and timing of payments in the ordinary course of business.
Investing Activities
For the thirteen weeks ended March 26, 2023, cash used in investing activities increased $13.3 million compared to the thirteen weeks ended March 27, 2022, primarily due to a $12.8 million increase in the purchases of property and equipment, due to an increase in new restaurants.
Financing Activities
For the thirteen weeks ended March 26, 2023, cash provided by financing activities decreased $0.1 million compared to the thirteen weeks ended March 27, 2022. This was primarily due to a decrease in proceeds received from stock option exercises of $0.1 million.
Off-Balance Sheet Arrangements
Our material off-balance sheet arrangements are operating lease obligations and purchase obligations. We excluded these items from the balance sheet in accordance with GAAP. For additional information, see Note 1 and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We had no significant changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of business. The primary risks we face are commodity price risks, interest rate risk, and the effects of inflation. There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended March 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022.

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

SWEETGREEN, INC.

Date: May 4, 2023	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)