Form 10-Q
period 2023-06-25
Sweetgreen, Inc.
filed 2023-07-28
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2023
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

The registrant had 98,734,212 shares of Class A common stock and 13,230,558 shares of Class B common stock as of July 24, 2023.

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
•our operational changes and the expected benefits thereof;
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
•our ability to achieve or maintain Adjusted EBITDA profitability;
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

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue
i

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

Key Performance Metrics and Non-GAAP Financial Measures

For definitions of our key performance metrics, Net New Restaurant Openings, Average Unit Volume (“AUV”), Same-Store Sales Change, Total Digital Revenue Percentage, and Owned Digital Revenue Percentage, as well as definitions of our Non-GAAP Financial Measures, Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance and Non-GAAP Financial Measures.”

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
ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of June 25, 2023	As of December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$280,333	$331,614
Accounts receivable	7,816	3,244
Inventory	3,145	1,383
Prepaid expenses	7,614	8,161
Current portion of lease acquisition costs	93	93
Other current assets	7,486	1,654
Total current assets	306,487	346,149
Operating lease assets	$248,839	$254,059
Property and equipment, net	259,848	235,257
Goodwill	35,970	35,970
Intangible assets, net	29,397	30,562
Lease acquisition costs, net	472	518
Security deposits	1,639	1,528
Other assets	4,598	4,767
Restricted cash	125	125
Total assets	$887,375	$908,935
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$29,607	$29,642
Accounts payable	14,657	12,242
Accrued expenses	21,478	22,069
Accrued payroll	10,518	6,580
Gift cards and loyalty liability	1,824	2,016
Total current liabilities	78,084	72,549
Operating lease liabilities, net of current portion	$273,375	$271,097
Contingent consideration liability	21,275	21,296
Other non-current liabilities	1,267	1,353
Deferred income tax liabilities	2,050	1,414
Total liabilities	$376,051	$367,709
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 98,715,896 and 97,656,690 Class A shares issued and outstanding as of June 25, 2023 and December 25, 2022, respectively; 300,000,000 Class B shares authorized, 13,230,558 and 13,476,303 Class B shares issued and outstanding as of June 25, 2023 and December 25, 2022, respectively	112	111
Additional paid-in capital	1,243,728	1,212,716
Accumulated deficit	(732,516)	(671,601)
Total stockholders’ equity	511,324	541,226
Total liabilities and stockholders’ equity	$887,375	$908,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenue	$152,525	$124,918	$277,587	$227,509
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	40,992	33,897	76,579	61,003
Labor and related expenses	43,513	37,013	82,756	71,315
Occupancy and related expenses	13,526	11,150	26,156	21,667
Other restaurant operating costs	23,405	19,715	44,070	36,990
Total restaurant operating costs	121,436	101,775	229,561	190,975
Operating expenses:
General and administrative	40,350	51,798	75,257	101,997
Depreciation and amortization	14,518	11,305	27,628	21,982
Pre-opening costs	2,302	2,520	5,668	5,032
Impairment and closure costs	157	182	347	199
Loss on disposal of property and equipment	10	11	58	19
Restructuring charges	4,998	—	5,636	—
Total operating expenses	62,335	65,816	114,594	129,229
Loss from operations	(31,246)	(42,673)	(66,568)	(92,695)
Interest income	(3,251)	(593)	(6,313)	(761)
Interest expense	18	22	39	45
Other income	(1,073)	(1,618)	(15)	(1,863)
Net loss before income taxes	(26,940)	(40,484)	(60,279)	(90,116)
Income tax expense	318	20	636	40
Net loss	$(27,258)	$(40,504)	$(60,915)	$(90,156)
Earnings per share:
Net loss per share basic and diluted	$(0.24)	$(0.37)	$(0.55)	$(0.82)
Weighted average shares used in computing net loss per share basic and diluted	111,585,282	109,679,467	111,441,435	109,575,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended June 25, 2023 and June 26, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at March 27, 2022	109,511,355	$110	$1,152,237	$(530,812)	$621,535
Net loss	—	—	—	(40,504)	(40,504)
Exercise of stock options	407,452	—	2,078	—	2,078
Issuance of common stock related to restricted shares	44,550	—	—	—	—
Stock-based compensation expense	—	—	23,207	—	23,207
Balances at June 26, 2022	109,963,357	$110	$1,177,522	$(571,316)	$606,316

Balances at March 26, 2023	111,443,502	$111	$1,227,704	$(705,258)	$522,557
Net loss	—	—	—	(27,258)	(27,258)
Exercise of stock options	360,278	1	1,742	—	1,743
Issuance of common stock related to restricted shares	143,220	—	—	—	—
Shares repurchased for employee tax withholding	(546)	—	(120)	—	(120)
Stock-based compensation expense	—	—	14,402	—	14,402
Balances at June 25, 2023	111,946,454	$112	$1,243,728	$(732,516)	$511,324

	For the twenty-six weeks ended June 25, 2023 and June 26, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 26, 2021	109,345,697	$109	$1,129,224	$(476,216)	$653,117
Net loss	—	—	—	(90,156)	(90,156)
Exercise of stock options	560,610	1	2,926	—	2,927
Issuance of common stock related to restricted shares	57,050	—	—	—	—
Stock-based compensation expense	—	—	45,372	—	45,372
Adoption of ASC 842	—	—	—	(4,944)	(4,944)
Balances at June 26, 2022	109,963,357	$110	$1,177,522	$(571,316)	$606,316

Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(60,915)	(60,915)
Exercise of stock options	521,242	1	2,509	—	2,510
Issuance of common stock related to restricted shares	298,778	—	—	—	—
Shares repurchased for employee tax withholding	(6,559)	—	(164)	—	(164)
Stock-based compensation expense	—	—	28,667	—	28,667
Balances at June 25, 2023	111,946,454	$112	$1,243,728	$(732,516)	$511,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-six weeks ended
	June 25, 2023	June 26, 2022
Cash flows from operating activities:
Net loss	$(60,915)	$(90,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,628	21,982
Amortization of lease acquisition	46	47
Amortization of loan origination fees	17	90
Amortization of cloud computing arrangements	435	—
Non-cash operating lease cost	24,415	21,488
Loss on fixed asset disposal	58	19
Stock-based compensation	28,667	45,372
Non-cash impairment and closure costs	43	199
Non-cash restructuring charges	4,875	—
Deferred income tax expense	636	39
Change in fair value of contingent consideration liability	(21)	(1,852)
Changes in operating assets and liabilities:
Accounts receivable	(4,572)	(869)
Inventory	(1,762)	(211)
Prepaid expenses and other assets	(5,568)	(4,427)
Operating lease liabilities	(21,870)	(9,105)
Accounts payable	8,740	3,032
Accrued payroll and benefits	3,938	(3,157)
Accrued expenses	309	(906)
Gift card and loyalty liability	(192)	(199)
Other non-current liabilities	(86)	(390)
Net cash provided by (used in) operating activities	4,821	(19,004)
Cash flows from investing activities:
Purchase of property and equipment	(55,767)	(46,626)
Purchase of intangible assets	(2,570)	(2,563)
Security and landlord deposits	(111)	162
Net cash used in investing activities	(58,448)	(49,027)
Cash flows from financing activities:
Proceeds from stock option exercise	2,510	2,927
Payment associated to shares repurchased for tax withholding	(164)	—
Net cash provided by financing activities	2,346	2,927
Net decrease in cash and cash equivalents and restricted cash	(51,281)	(65,104)
Cash and cash equivalents and restricted cash—beginning of year	331,739	472,299
Cash and cash equivalents and restricted cash—end of period	$280,458	$407,195
Supplemental disclosure of cash flow information
Purchase of property and equipment accrued in accounts payable and accrued expenses	$6,718	$2,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 25, 2023, the Company owned and operated 205 restaurants in 18 states and Washington, D.C. During the thirteen and twenty-six weeks ended June 25, 2023, the Company had 10 and 19 Net New Restaurant Openings, respectively.
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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports and should be read in conjunction with the consolidated financial statements for the fiscal year ended December 25, 2022.
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

Reclassification—The Company has elected to reclassify prior period costs related to utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related costs within the consolidated statement of operations. As such, prior period financial information has been reclassified, and as a result of the change, the Company reclassified $4.6 million and $8.8 million for the thirteen and twenty-six weeks ended June 26, 2022, respectively, from occupancy and related expenses to other restaurant operating costs.

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

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models), an increase in office vacancies and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecasts, certain restaurants and the Company’s vacated former Sweetgreen Support Center, during the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022 required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company recorded $4.3 million non-cash impairment during the thirteen weeks ended June 25, 2023, related to the operating lease asset for the Company’s vacated former Sweetgreen Support Center, which was recorded under restructuring charges within the condensed consolidated statement of operations. The Company did not record any asset impairment related to the Company’s restaurant locations during the thirteen and twenty-six weeks ended June 25, 2023.

Closure costs include lease and related costs associated with closed restaurants, including the amortization of the operating lease asset, and expenses associated with common area maintenance (“CAM”) and real estate taxes for previously impaired stores. For each of the thirteen weeks ended June 25, 2023 and June 26, 2022, the Company recognized closure costs of $0.2 million. For the twenty-six weeks ended June 25, 2023 and June 26, 2022, the Company recognized closure costs of $0.3 million and $0.2 million, respectively related to the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes for previously-closed stores, including three previously-impaired stores that were closed during the twenty-six weeks ended June 25, 2023.

Restructuring Charges— Restructuring charges are expenses that are paid in connection with the reorganization of the Company’s operations. These costs primarily include operating lease asset impairment costs related to the Company’s vacated former Sweetgreen Support Center, as well as the amortization of the operating lease asset and related real estate and CAM charges.

Contingent Consideration— Due to certain conversion features, the contingent consideration issued as part of the Company’s acquisition of Spyce Food Co. (“Spyce”) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value upon the issuance date and is subsequently re-measured to fair value at each reporting date. See Note 3. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of June 25, 2023 was $21.3 million.

Changes in fair value of the contingent consideration is recognized within other (income) expense in the accompanying condensed consolidated statement of operations.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of June 25, 2023 and December 25, 2022, were $2.8 million and $0.7 million, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of June 25, 2023	As of December 25, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$280,333	$331,614
Restricted cash, noncurrent	125	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$280,458	$331,739
Concentrations of Risk—The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.
During the thirteen weeks ended June 25, 2023 and June 26, 2022, approximately 29% and 33% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively. During the twenty-six weeks ended June 25, 2023 and June 26, 2022, approximately 30% and 32% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively.

Deferred Costs—Deferred costs primarily consist of capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system (“ERP”). These costs, net of amortization, amounted to $4.6 million as of June 25, 2023 and are recorded within other current assets and other assets in the condensed consolidated balance sheets. The amortization of these costs are recognized within the Company’s condensed consolidated statement of operations under general and administrative expenses over a useful life of 7 years starting from the ERP project’s go live date.
Recently Issued Accounting Pronouncements Not Yet Adopted— The Company has reviewed all recently issued accounting pronouncements and concluded that the pronouncements were either not applicable or will not have a significant impact to its consolidated financial statements.
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022 disaggregated by significant revenue channel:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Owned Digital Channels	$56,625	$50,473	$104,915	$94,397
In-Store Channel (Non-Digital component)	63,202	47,871	112,589	82,317
Marketplace Channel	32,698	26,574	60,083	50,795
Total Revenue	$152,525	$124,918	$277,587	$227,509

Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of June 25, 2023	As of December 25, 2022
Gift Card Liability	$1,824	$2,016
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$80	$66	$405	$319
Sweetpass

During the twenty six-weeks ended June 25, 2023, the Company launched its Sweetpass and Sweetpass + loyalty program nationwide.

Sweetpass is the Company’s loyalty program where customers can earn rewards, birthday treats, menu exclusives and more. All customers that create a digital account will automatically be enrolled in this free program. For additional perks like a daily $3 off, customers can upgrade to Sweetpass+ for $10 per month. In both the Sweetpass and Sweetpass + program, customers can earn rewards for completing challenges. Rewards typically expire one week to two weeks after they are issued. The Company defers revenue associated with the estimated selling price, net of rewards that are not expected to be redeemed. The estimated selling price of each reward earned is based on the value of the product to which the reward is related. The costs associated with rewards redeemed are primarily included within food, beverage and packaging costs.

The subscription revenue related to Sweetpass + is recognized over the contract period, which is typically one month, and the discount is recognized as a reduction of revenue when incurred.

Due to the insignificant nature of outstanding rewards as of June 25, 2023, no revenue was deferred for the thirteen and twenty-six weeks ended June 25, 2023.
3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of June 25, 2023				Fair Value Measurements as of December 25, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	21,275	—	—	21,275	21,296	—	—	21,296

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the Company’s acquisition of Spyce on September 7, 2021, the former equity holders of Spyce may receive up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s initial public offering (“IPO”) (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. Additionally, the former equityholders of Spyce may receive true-up payments in cash as follows: if (i) as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A

common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce that has continually held their respective portion of the 1,316,763 total shares of the Company’s Class A common stock issued in connection with the acquisition during such period, the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price and (ii) as of the date of the achievement of any of the three milestones, the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equityholder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit adjusted discount rate, equity volatility, risk-free rate and the probability of milestone targets required for issuance of shares under the contingent consideration will be achieved.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 25, 2022	$21,296
Change in fair value	(21)
Balance—June 25, 2023	$21,275
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022, reflecting certain operating leases for which an impairment loss was recognized during the corresponding periods within restructuring charges on the condensed consolidated statement of operations, see Note 1:

		Fair Value Measurements as of June 25, 2023			Thirteen Weeks Ended June 25, 2023	Twenty-six Weeks Ended June 25, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Operating lease assets	6,069	—	—	6,069	4,291	4,291
4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of June 25, 2023	As of December 25, 2022
Kitchen equipment	$81,168	$71,304
Computers and other equipment	33,705	30,543
Furniture and fixtures	32,381	27,262
Leasehold improvements	240,358	212,825
Assets not yet placed in service	33,831	34,767
Total property and equipment	421,443	376,701
Less: accumulated depreciation	(161,595)	(141,444)
Property and equipment, net	$259,848	$235,257
Depreciation expense for the thirteen weeks ended June 25, 2023 and June 26, 2022 was $12.0 million and $9.4 million, respectively.
Depreciation expense for the twenty-six weeks ended June 25, 2023 and June 26, 2022 was $23.1 million and $18.2 million, respectively.

As of June 25, 2023, the Company had 19 facilities under construction due to open during fiscal year 2023. As of December 25, 2022, the Company had 20 facilities under construction, all of which were due to open during fiscal year 2023. Depreciation commences after a store opens and the related assets are placed in service.

Total research and development cost excluding any related cost associated with Spyce acquisition was $0.2 million and $3.3 million for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively. Total research and development cost excluding any related cost associated with Spyce acquisition was $0.5 million and $4.7 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively. Research and development cost are recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS, NET
During the twenty-six weeks ended June 25, 2023, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of June 25, 2023	As of December 25, 2022
Internal use software	$34,790	$31,502
Developed technology	20,050	20,050
Total intangible assets	54,840	51,552
Accumulated amortization	(25,443)	(20,990)
Intangible assets, net	$29,397	$30,562

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years and the assets were placed into service during the thirteen weeks ended June 25, 2023.

Amortization expense for intangible assets was $2.5 million and $1.9 million for the thirteen weeks ended June 25, 2023 and June 26, 2022, respectively.

Amortization expense for intangible assets was $4.5 million and $3.8 million for the twenty-six weeks ended June 25, 2023 and June 26, 2022, respectively.

Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2023	$5,503
2024	8,271
2025	6,006
2026	4,270
2027	4,010
Thereafter	1,337
Total	29,397

6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of June 25, 2023	As of December 25, 2022
Fixed asset accrual	$5,063	$5,963
Accrued general and sales tax	3,268	2,736
Rent deferrals	1,562	1,728
Accrued delivery fee	984	968
Accrued settlements and legal fees	489	1,106
Other accrued expenses	10,112	9,568
Total accrued expenses	$21,478	$22,069
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

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of June 25, 2023 and December 25, 2022, the Company had no outstanding balance under the 2020 Credit Facility.
On April 26, 2023, the Company and Eagle Bank further amended the 2020 Credit Facility to allow for an increase to the issuance of Letters of Credit of up to $3.5 million. In connection therewith, the Company increased its irrevocable standby Letter of Credit with Eagle Bank to $1.95 million, with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers’ compensation insurance policy. This replaced the previous amendment dated May 9, 2022.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of June 25, 2023 and December 25, 2022.
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

The components of lease cost for the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022 were as follows:

		Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	Classification	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	12,586	11,847	24,415	21,488
Variable lease cost	Occupancy and related expense General and administrative expense	2,178	1,278	4,790	3,301
Short term lease cost	Occupancy and related expense General and administrative expense	74	33	219	178
Sublease income	General and administrative expense	(178)	(233)	(356)	(411)
Total lease cost		$14,660	$12,925	$29,068	$24,556
As of June 25, 2023, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2023	20,499
2024	53,103
2025	53,354
2026	52,247
2027	47,957
Thereafter	169,683
Total	396,843
Less: imputed interest	93,861
Total lease liabilities	302,982

As of June 25, 2023 and December 25, 2022 the Company had additional operating lease commitments of $22.7 million and $18.0 million, respectively, for non-cancelable leases without a possession date, which the

Company anticipates will commence in fiscal year 2023 or early 2024. These nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of June 25, 2023 and December 25, 2022 is as follows:

	June 25, 2023	December 25, 2022
Weighted average remaining lease term (years):
Operating Leases	7.72	7.98
Weighted average discount rate:
Operating Leases	6.41%	6.09%

Supplemental cash flow information related to leases for the twenty-six weeks ended June 25, 2023 and June 26, 2022:

	June 25, 2023	June 26, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$21,870	$9,105
Right of use assets obtained in exchange for lease obligations:
Operating leases	$14,125	32,417
9.COMMON STOCK
As of June 25, 2023 and December 25, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	As of June 25, 2023	As of December 25, 2022
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,873,261	13,813,922
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	3,000,000	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	8,072,857	8,402,109
Shares available for future issuance under the 2021 Equity Incentive Plan	10,112,082	10,655,568
Total reserved shares of common stock	35,772,485	36,585,884
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and twenty-six weeks ended June 25, 2023 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and will vest on September 7, 2023, subject to vesting acceleration in full upon the occurrence of certain events. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen weeks ended June 25, 2023 and June 26, 2022, the Company recognized stock-based compensation expense of $0.9 million and $0.8 million, respectively, related to the vested portion of such shares. For both the twenty-six weeks ended June 25, 2023 and June 26, 2022, the Company recognized stock-based compensation expense of $1.7 million, respectively, related to the vested portion of such shares.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved, the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, which began on January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023 the ESPP authorized shares increased by 1,111,331 to 4,111,331 in accordance with the above.

As of June 25, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 25, 2023 and June 26, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,206,794	7.95
Options exercised	(521,242)	4.81
Options forfeited	(497,994)	10.74
Options expired	(128,219)	10.25
Balance—June 25, 2023	13,873,261	$7.86	6.61	$50,641

Exercisable—June 25, 2023	9,916,948	$6.48	5.75	$46,246

Vested and expected to vest—June 25, 2023	13,873,261	$7.86	6.61	$50,641

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options assumed	—	—
Options granted	578,865	23.75
Options exercised	(560,610)	5.22
Options forfeited	(130,590)	12.24
Options expired	(25,243)	5.85
Balance—June 26, 2022	13,635,836	$7.61	7.21	$84,673

Exercisable—June 26, 2022	8,824,027	$5.35	6.35	$70,585

Vested and expected to vest—June 26, 2022	13,635,836	$7.61	7.21	$84,673
The weighted-average fair value of options granted during the twenty-six weeks ended June 25, 2023 and twenty-six weeks ended June 26, 2022, was $8.67 and $10.57, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of June 25, 2023, there was $17.8 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.21 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the twenty-six weeks ended June 25, 2023 and June 26, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 25, 2022	1,780,681	$23.40
Granted	353,743	8.67
Released	(298,778)	21.52
Forfeited	(384,217)	22.15
Balance—June 25, 2023	1,451,429	19.30

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 26, 2021	2,392,426	$24.18
Granted	439,764	22.45
Released	(57,084)	19.65
Forfeited	(158,022)	27.41
Balance—June 26, 2022	2,617,084	$23.86

As of June 25, 2023, unrecognized compensation expense related to RSUs was $15.6 million and is expected to be recognized over a weighted average period of 1.73 years. The fair value of shares released as of the vesting date during the twenty-six weeks ended June 25, 2023 was $2.9 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of June 25, 2023 unrecognized compensation expense related to the founder PSUs was $42.5 million and is expected to be recognized over a weighted average period of 1.48 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the twenty-six weeks ended June 25, 2023, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs, as no expense will be recognized until the targets are probable of being met. Unrecognized compensation expense related to the Spyce PSUs was $9.8 million, which will be expensed if the performance-based milestone targets become probable of being met.

There were no PSU grants during the twenty-six weeks ended June 25, 2023 and June 26, 2022.

A summary of stock-based compensation expense recognized during the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022 is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Stock-options	$2,104	$2,567	$4,576	$5,099
Restricted stock units	3,249	11,592	5,994	22,176
Performance stock units	9,049	9,048	18,097	18,097
Total stock-based compensation	$14,402	$23,207	$28,667	$45,372

11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen and twenty-six weeks ended June 25, 2023 there were no significant discrete items recorded and the Company recorded $0.3 million and $0.6 million in income taxes, respectively. For the thirteen and twenty-six weeks ended June 26, 2022 there were no significant discrete items recorded and the Company recorded less than $0.1 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC (as defined below) by analogy to International Accounting Standard ("IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million, within general and administrative expenses in the Condensed Consolidated Statement of Operations for the twenty-six weeks ended June 25, 2023 as an offset to Social Security tax expense. As of June 25, 2023 the Company received $0.5 million cash payment reducing the ERC receivable within other current assets on the Condensed Consolidated Balance Sheet to $6.4 million.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for entities with adjusted financial statement income of over $1.0 billion and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. These tax law changes did not have a material effect on the Company’s results of operations.
12.NET LOSS PER SHARE

During the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
(dollar amounts in thousands)
Numerator:
Net loss	$(27,258)	$(40,504)	$(60,915)	$(90,156)
Denominator:
Weighted-average common shares outstanding—basic and diluted	111,585,282	109,679,467	111,441,435	109,575,841
Earnings per share—basic and diluted	$(0.24)	$(0.37)	$(0.55)	$(0.82)

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Options to purchase common stock	13,873,261	13,635,836	13,873,261	13,635,836
Time-based vesting restricted stock units	1,451,429	2,617,084	1,451,429	2,617,084
Performance stock units	6,621,428	6,621,428	6,621,428	6,621,428
Contingently issuable stock	714,285	714,285	714,285	714,285
Total common stock equivalents	22,660,403	23,588,633	22,660,403	23,588,633
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended June 25, 2023 and June 26, 2022, total payments to Welcome to the Dairy, LLC, totaled $1.1 million and $1.5 million, respectively. For the twenty-six weeks ended June 25, 2023 and June 26, 2022, total payments to Welcome to the Dairy, LLC, totaled $2.1 million and $3.2 million, respectively.

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
Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 25, 2023, we owned and operated 205 restaurants in 18 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended June 25, 2023 and June 26, 2022, we had 10 and 8 Net New Restaurant Openings, respectively. During the twenty-six weeks ended June 25, 2023 and June 26, 2022, we had 19 and 16 Net New Restaurant Openings, respectively. Our total count as of June 25, 2023 was 205 restaurants in 18 states and Washington, D.C. During fiscal year 2024, we plan to integrate our Infinite Kitchen into an increased number of our new restaurants. As a result we anticipate the range of Net New Restaurant Openings for fiscal year 2024 will not exceed our forecasted range of Net New Restaurant Openings for fiscal year 2023.

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
Macroeconomic Conditions, Inflation, the Impact of the COVID-19 Pandemic and Supply Chain Constraints
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and decrease spending on food outside the home during weaker economies. Throughout our history, our customers have demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings. However, as a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods.

While we have historically been able to partially offset inflation and other cost increases, such as wage increases and increases in cost of goods sold, in the costs of core operating resources by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or in the future. In particular, current and future macroeconomic conditions could cause additional menu price increases to negatively impact our Same Store Sales Growth. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

Our revenue growth has been negatively impacted in recent periods, in part by current macroeconomics conditions and softening consumer demand. We continue to see variability in our customer traffic patterns, including as a result of fluctuations in return to office as a result of many workplaces adopting remote or hybrid models and we expect this variability to continue for the foreseeable future.

During the twenty six weeks ended June 25, 2023, we experienced an interruption by our supplier to the supply of packaging to our stores. This caused a disruption in our stores, as well as higher costs of materials, which negatively impacted our restaurant operating costs during the period.

Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth quarters of the fiscal year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed, due in part to the COVID-19 pandemic and the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years and we have seen an increased and prolonged negative impact on our revenue around national holidays.
Sales Channel Mix

Our revenue is primarily derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel and Outpost and Catering Channel. There have been historical fluctuations in the mix of sales between our various channels. For example, during the COVID-19 pandemic, we saw a significant increased percentage of sales through our Native Delivery and Marketplace Channels. Due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Catering and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we see a shift in sales through the Native Delivery, Outpost and Catering, and Marketplace channels, our margins may decrease.
Key Performance Metrics and Non-GAAP Financial Measures

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands )	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net New Restaurant Openings	10	8	19	16
Average Unit Volume	$2,920	$2,881	$2,920	$2,881
Same-Store Sales Change (%) (as adjusted)(1)	3%	16%	4%	24%
Total Digital Revenue Percentage	59%	62%	59%	64%
Owned Digital Revenue Percentage	37%	40%	38%	41%
(1) Our results for the thirteen and twenty-six weeks ended June 25, 2023 have been adjusted to reflect the temporary closures of one and two restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change. No restaurants were excluded from the calculation of Same-Store Sales Change for the thirteen and twenty-six weeks ended June 26, 2022.

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

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. This financial measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. During the thirteen and twenty-six weeks ended June 25, 2023, one and two restaurants were excluded from the calculation of Same-Store Sales Change, respectively. Such adjustments did not result in a material change to Same-Store Sales Change.
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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; certain other expenses; Spyce acquisition costs; ERP implementation and related costs; legal settlements; and, in certain periods, impairment and closure costs and restructuring charges; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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

As it excludes general and administrative expense, which is primarily attributable to our corporate headquarters, which we refer to as our Sweetgreen Support Center, we evaluate Restaurant-Level Profit and Restaurant-Level Profit Margin as a measure of profitability of our restaurants.
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Loss from operations	$(31,246)	$(42,673)	$(66,568)	$(92,695)
Add back:
General and administrative	40,350	51,798	75,257	101,997
Depreciation and amortization	14,518	11,305	27,628	21,982
Pre-opening costs	2,302	2,520	5,668	5,032
Impairment and closure costs	157	182	347	199
Loss on disposal of property and equipment(1)	10	11	58	19
Restructuring charges(2)	4,998	—	5,636	—
Restaurant-Level Profit	$31,089	$23,143	$48,026	$36,534
Loss from operations margin	(20)%	(34)%	(24)%	(41)%
Restaurant-Level Profit Margin	20%	19%	17%	16%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(2)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude income tax expense, interest income, interest expense, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs, ERP implementation and related costs, legal settlements, and, in certain periods, impairment and closure costs, restructuring charges and legal settlements. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net loss	$(27,258)	$(40,504)	$(60,915)	$(90,156)
Non-GAAP adjustments:
Income tax expense	318	20	636	40
Interest income	(3,251)	(593)	(6,313)	(761)
Interest expense	18	22	39	45
Depreciation and amortization	14,518	11,305	27,628	21,982
Stock-based compensation(1)	14,402	23,207	28,667	45,372
Loss on disposal of property and equipment(2)	10	11	58	19
Impairment and closure costs(3)	157	182	347	199
Other expense/(income)(4)	(1,073)	(1,618)	(15)	(1,863)
Spyce acquisition costs(5)	161	161	322	340
Restructuring charges(6)	4,998	—	5,636	—
ERP implementation and related costs(7)	219	—	435	—
Legal settlements(8)	50	—	50	—
Adjusted EBITDA	$3,269	$(7,807)	$(3,425)	$(24,783)
Net loss margin	(18)%	(32)%	(22)%	(40)%
Adjusted EBITDA Margin	2%	(6)%	(1)%	(11)%
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
(6)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset.
(7)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our new ERP.
(8)Expenses incurred to establish accruals related to the settlements of legal matters.

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
Delivery
The majority of our restaurant locations offer a delivery option. Delivery services are fulfilled by third-party service providers whether delivery is ordered through our Native Delivery Channel or Marketplace Channel. With respect to Native Delivery Channel sales, we control the delivery services and recognize revenue, including delivery revenue, when the delivery partner transfers food or beverage to the customer. For these sales, we receive payment directly from the customer at the time of sale. With respect to Marketplace Channel sales, we recognize revenue, excluding delivery fees collected by the delivery partner as we do not control the delivery service, when control of the food or beverage is delivered to the end customer. We receive payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature. For all delivery sales, we are considered the principal and recognize the revenue on a gross basis. For a more detailed discussion of our third-party delivery fees and our expectations regarding our margins, see the section titled “—Sales Channel Mix” above.
Restaurant Operating Costs, Exclusive of Depreciation and Amortization
Food, Beverage, and Packaging
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. Additionally, we previously have experienced an increase in freight-related surcharges from our vendors as a result of increased inflation and higher gas prices. However, food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs, inflation, and availability, as well as geographic scale and proximity.
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
Operating Expenses
General and Administrative

General and administrative expenses consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as stock-based compensation expense and brand-related marketing. As a percentage of revenue, we expect our general and administrative expenses to vary from period to period and to decrease over time.

Depreciation and Amortization
Depreciation and amortization include the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of external costs, certain internal costs directly associated with developing computer software applications for internal use and developed technology acquired as part of our Spyce acquisition. We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we continue to build new restaurants and make investments in our digital platform.
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

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include operating lease asset impairment costs related to our vacated former Sweetgreen Support Center, as well as the amortization of the operating lease asset and related real estate and CAM charges.

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
Results of Operations
Comparison of the thirteen and twenty-six weeks ended June 25, 2023 and June 26, 2022

The following table summarizes our results of operations for the thirteen weeks ended June 25, 2023 and June 26, 2022:

	Thirteen weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Dollar Change	Percentage Change
Revenue	$152,525	$124,918	$27,607	22%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	40,992	33,897	7,095	21%
Labor and related expenses	43,513	37,013	6,500	18%
Occupancy and related expenses	13,526	11,150	2,376	21%
Other restaurant operating costs	23,405	19,715	3,690	19%
Total cost of restaurant operations	121,436	101,775	19,661	19%
Operating expenses:
General and administrative	40,350	51,798	(11,448)	(22%)
Depreciation and amortization	14,518	11,305	3,213	28%
Pre-opening costs	2,302	2,520	(218)	(9%)
Impairment and closure costs	157	182	(25)	(14%)
Loss on disposal of property and equipment	10	11	(1)	100%
Restructuring charges	4,998	—	4,998	N/A
Total operating expenses	62,335	65,816	(3,481)	(5%)
Loss from operations	(31,246)	(42,673)	11,427	(27%)
Interest income	(3,251)	(593)	(2,658)	448%
Interest expense	18	22	(4)	(18%)
Other (income) expense	(1,073)	(1,618)	545	(34%)
Net loss before income taxes	(26,940)	(40,484)	13,544	(33%)
Income tax expense	318	20	298	100%
Net loss	$(27,258)	$(40,504)	$13,842	(33%)

The following table summarizes our results of operations for the twenty-six weeks ended June 25, 2023 and June 26, 2022:

	Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Dollar Change	Percentage Change
Revenue	$277,587	$227,509	$50,078	22%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	76,579	61,003	15,576	26%
Labor and related expenses	82,756	71,315	11,441	16%
Occupancy and related expenses	26,156	21,667	4,489	21%
Other restaurant operating costs	44,070	36,990	7,080	19%
Total cost of restaurant operations	229,561	190,975	38,586	20%
Operating expenses:
General and administrative	75,257	101,997	(26,740)	(26%)
Depreciation and amortization	27,628	21,982	5,646	26%
Pre-opening costs	5,668	5,032	636	13%
Impairment and closure costs	347	199	148	74%
Loss on disposal of property and equipment	58	19	39	100%
Restructuring charges	5,636	—	5,636	N/A
Total operating expenses	114,594	129,229	(14,635)	(11%)
Loss from operations	(66,568)	(92,695)	26,127	(28%)
Interest income	(6,313)	(761)	(5,552)	730%
Interest expense	39	45	(6)	(13%)
Other (income) expense	(15)	(1,863)	1,848	(99%)
Net loss before income taxes	(60,279)	(90,116)	29,837	(33%)
Income tax expense	636	40	596	100%
Net loss	$(60,915)	$(90,156)	$30,433	(32%)

Revenue

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Revenue	152,525	124,918	22%	277,587	227,509	22%
Average Unit Volume	2,920	2,881	1%	2,920	2,881	1%
Same-Store Sales Change	3%	16%	(13%)	4%	24%	(20%)
The increase in revenue for the thirteen weeks ended June 25, 2023 was primarily due to an increase of $26.2 million of incremental revenue associated with 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 26, 2022. The remaining increase in revenue was due to an increase in Comparable Restaurant Base revenue of $3.5 million, resulting in a positive Same-Store Sales Change of 3%, consisting of a 4% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended June 26, 2022, partially offset by a 1% decline in traffic/mix. These increases were partially offset by a $2.1 million negative impact from restaurant closures and remodels that occurred subsequent to June 26, 2022.
The increase in revenue for the twenty-six weeks ended June 25, 2023 was primarily due to an increase of $45.3 million of incremental revenue associated with 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022. The remaining increase in revenue was due to an increase in Comparable Restaurant Base revenue of $8.7 million, resulting in a positive Same-Store Sales Change of 4%, primarily due to a

4% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended June 26, 2022. These increases were partially offset by a $4.0 million negative impact from restaurant closures and remodels that occurred subsequent to June 26, 2022.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Food, beverage, and packaging	40,992	33,897	21%	76,579	61,003	26%
As a percentage of total revenue	27%	27%	—%	28%	27%	1%

The increase in food, beverage, and packaging costs for the thirteen weeks ended June 25, 2023 was primarily due to a $6.0 million increase in food and beverage costs and a $1.1 million increase in packaging costs. This was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 26, 2022.

The increase in food, beverage, and packaging costs for the twenty-six weeks ended June 25, 2023 was primarily due to a $12.9 million increase in food and beverage costs, a $2.6 million increase in packaging costs and a $0.1 million increase in freight and gas surcharges associated with deliveries from our distribution partners. This was primarily due to the 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022. In addition, during the twenty-six weeks ended June 25, 2023, we experienced supply chain disruptions for our bowls and plates, which resulted in use of alternative packaging solutions as well as higher costs of materials.
As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended weeks ended June 25, 2023 remained consistent compared to the thirteen weeks ended June 26, 2022 primarily due to an increase in costs of materials as discussed above, offset by menu pricing increases.
As a percentage of revenue, food, beverage, and packaging costs for the twenty-six weeks ended June 25, 2023 slightly increased compared to the twenty-six weeks ended June 26, 2022 primarily associated with 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022, discussed above.
Labor and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Labor and related expenses	43,513	37,013	18%	82,756	71,315	16%
As a percentage of total revenue	29%	30%	(1%)	30%	31%	(1%)
The increase in labor and related expenses for the thirteen weeks ended June 25, 2023 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 26, 2022. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry. These increases were partially offset by improved labor optimization.

The increase in labor and related expenses for the twenty-six weeks ended June 25, 2023 was primarily due to the 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry. These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details on the ERC.

As a percentage of revenue, the decrease in labor and related expenses for the thirteen and twenty-six weeks ended June 25, 2023 was primarily due to higher revenue and improvement in labor optimization, as discussed above compared to the thirteen and twenty-six weeks ended June 26, 2022. The twenty-six weeks ended June 25, 2023 was also positively impacted by the $1.8 million retention credit in connection with the CARES Act.
Occupancy and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Occupancy and related expenses	13,526	11,150	21%	26,156	21,667	21%
As a percentage of total revenue	9%	9%	—%	9%	10%	(1%)
The increase in occupancy and related expenses for the thirteen weeks ended June 25, 2023 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 26, 2022.
The increase in occupancy and related expenses for the twenty-six weeks ended June 25, 2023 was primarily due to the 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022.
As a percentage of revenue, occupancy and related expenses remained relatively flat for the thirteen weeks ended June 25, 2023 compared to June 26, 2022, primarily due to higher revenue, offset by the changes in stores, described above.
As a percentage of revenue, occupancy and related expenses decreased for the twenty-six weeks ended June 25, 2023 compared to June 26, 2022, primarily due to the impact of menu price increases, described above, offset by the impact of the COVID-19-related rent abatement received for multiple restaurant locations during the thirteen and twenty-six weeks ended June 26, 2022
Other Restaurant Operating Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Other restaurant operating costs	23,405	19,715	19%	44,070	36,990	19%
As a percentage of total revenue	15%	16%	(1)%	16%	16%	—%
The increase in other restaurant operating costs for the thirteen weeks ended June 25, 2023 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 26, 2022. This includes increases in real estate taxes, utilities and repair and maintenance expenses, delivery fees due to higher transaction volume, credit card and online processing fees related to the increases in revenue, and kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
The increase in other restaurant operating costs for the twenty-six weeks ended June 25, 2023 was primarily due to the 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022. This includes increases in real estate taxes, utilities and repair and maintenance expenses, delivery fees due to higher transaction volume, credit card and online processing fees related to the increases in revenue, and kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
As a percentage of revenue, other restaurant operating costs for the thirteen weeks ended June 25, 2023 decreased compared to the thirteen weeks ended June 26, 2022 due to higher revenue, lower supply costs, as well as lower delivery fees as a result of lower revenue from our Native Delivery Channels.
As a percentage of revenue, other restaurant operating costs for the twenty-six weeks ended June 25, 2023 were flat compared to the thirteen and twenty-six weeks ended June 26, 2022 due to higher revenue, offset by inflationary pressures and the increases described above.

Operating Expenses
General and Administrative

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
General and administrative	40,350	51,798	(22%)	75,257	101,997	(26%)
As a percentage of total revenue	26%	41%	(15%)	27%	45%	(18%)

The decrease in general and administrative expenses for the thirteen weeks ended June 25, 2023 was primarily due to a $8.8 million decrease in stock-based compensation expense, as well as a reduction in spend across the Sweetgreen support center. Specifically, a $1.3 million decrease in marketing and advertising costs and a $0.7 million decrease in rent and related costs. In addition, we had a decrease in liability insurance cost, travel related expenses, legal costs, and research and prototyping costs. These decreases were partially offset by a $0.7 million increase in management salaries and benefits, including bonus, and expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP system.

The decrease in general and administrative expenses for the twenty-six weeks ended June 25, 2023 was primarily due to a $16.7 million decrease in stock-based compensation expense, the benefit of $5.1 million of ERC’s, a $2.2 million decrease in management salaries and benefits, including bonus, and a $1.1 million decrease in rent and related costs. Additionally, we had a decrease in marketing and advertising costs, liability insurance cost, legal costs, travel related expenses and research and prototyping costs. These decreases were partially offset by a an increase in consulting fees and expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP system.
As a percentage of revenue, the decrease in general and administrative expenses for the thirteen weeks ended June 25, 2023 was primarily due to the fluctuations noted above, as well as comparatively higher revenue in the current period.

As a percentage of revenue, the decrease in general and administrative expenses for the twenty-six weeks ended June 25, 2023 was primarily due to the fluctuations noted above, as well as comparatively higher revenue in the current period.
Depreciation and Amortization

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Depreciation and amortization	14,518	11,305	28%	27,628	21,982	26%
As a percentage of total revenue	10%	9%	1%	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended June 25, 2023 was primarily due to the 47 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 26, 2022.
The increase in depreciation and amortization for the twenty-six weeks ended June 25, 2023 was primarily due to the 55 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 26, 2022.
As a percentage of revenue, depreciation and amortization slightly increased for the thirteen weeks ended June 25, 2023 compared to the thirteen weeks ended June 26, 2022 which was primarily due to the increases noted above, partially offset by comparatively higher revenue in the current period.

As a percentage of revenue, depreciation and amortization remained flat for the twenty-six weeks ended June 25, 2023, which was primarily due to comparatively higher revenue in the current period, offset by the increases noted above.

Pre-Opening Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Pre-opening costs	2,302	2,520	(9%)	5,668	5,032	13%
As a percentage of total revenue	2%	2%	—%	2%	2%	—%
The decrease in pre-opening costs for the thirteen weeks ended June 25, 2023 was due to the timing of openings in the period as well as improved cost efficiencies.
The increase in pre-opening costs for the twenty-six weeks ended June 25, 2023 was due to the timing of openings in the period and an acceleration of restaurant openings anticipated in fiscal year 2023, primarily in the first quarter of fiscal year 2023, partially offset by improved cost efficiencies.
As a percentage of revenue, pre-opening costs were flat in the thirteen and twenty-six weeks ended June 25, 2023, due to the variances noted above, offset by comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Impairment and closure costs	157	182	(14%)	347	199	74%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

During the thirteen and twenty-six weeks ended June 25, 2023, we recorded closure costs of $0.2 million and $0.3 million, respectively, related to lease and related costs associated with closed restaurants, including the amortization of operating lease asset, and expenses associated with CAM and real estate taxes for previously closed stores.

Restructuring

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Restructuring charges	4,998	—	N/A	5,636	—	N/A
As a percentage of total revenue	3%	—%	3%	2%	—%	2%

During the thirteen and twenty-six weeks ended June 25, 2023, we recorded restructuring charges of $5.0 million and $5.6 million, respectively, associated with our former Sweetgreen Support Center, which was vacated in fiscal year 2022. This included $4.3 million for each of the thirteen and twenty-six weeks ended June 25, 2023, related to impairment of our operating lease liability, and $0.7 million and $1.3 million for the thirteen and twenty-six weeks ended June 25, 2023, respectively, related to the amortization of the remaining operating lease asset and related real estate and CAM charges.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Loss on disposal of property and equipment	10	11	(9%)	58	19	205%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

The change in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants for the thirteen and twenty-six weeks ended June 25, 2023 compared to the prior year period.

Interest Income and Interest Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Interest income	(3,251)	(593)	448%	(6,313)	(761)	730%
Interest expense	18	22	(18%)	39	45	(13%)
Total interest income, net	$(3,233)	$(571)	466%	$(6,274)	$(716)	776%
As a percentage of total revenue	(2)%	—%	(2%)	(2)%	—%	(2%)

The increase in interest income, net, was primarily due to higher interest rates on our money market cash accounts during the thirteen and twenty-six weeks ended June 25, 2023 compared to the prior year period.
Other (Income) Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 25, 2023	June 26, 2022	Percentage Change	June 25, 2023	June 26, 2022	Percentage Change
Other (income) expense	(1,073)	(1,618)	(34%)	(15)	(1,863)	(99%)
As a percentage of total revenue	(1)%	(1)%	—%	—%	(1)%	1%
The change in other (income) expense for each of the thirteen and twenty-six weeks ended June 25, 2023 was primarily due to a change in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of June 25, 2023 and December 25, 2022, we had $280.3 million and $331.6 million in cash and cash equivalents, respectively. As of June 25, 2023, we had access to a $43.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $1,945,000 irrevocable standby Letter of Credit outstanding thereunder. As of June 25, 2023, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
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

On April 26, 2023, we and Eagle Bank further amended the 2020 Credit Facility to allow for an increase to the issuance of Letters of Credit of up to $3.5 million. In connection therewith, we increased our irrevocable standby Letter of Credit with Eagle Bank to $1.945 million, with The Travelers Indemnity Company as the beneficiary in connection with our workers’ compensation insurance policy. This replaced the previous amendment dated May 9, 2022.

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of June 25, 2023 and December 25, 2022, we had no outstanding balance under the 2020 Credit Facility.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Twenty-six weeks ended June 25, 2023	Twenty-six weeks ended June 26, 2022
Net cash provided by (used in) operating activities	4,821	(19,004)
Net cash used in investing activities	(58,448)	(49,027)
Net cash provided by financing activities	2,346	2,927
Net decrease in cash and cash equivalents and restricted cash	$(51,281)	$(65,104)

Operating Activities

For the twenty-six weeks ended June 25, 2023, cash provided by (used in) operating activities increased $23.8 million compared to the twenty-six weeks ended June 26, 2022. The increase was primarily due to a $25.7 million increase in income after excluding non-cash items, partially offset by the impact of unfavorable working capital fluctuations of $4.8 million, which primarily related to the timing of payments in the ordinary course of business.
Investing Activities
For the twenty-six weeks ended June 25, 2023, cash used in investing activities increased $9.4 million compared to the twenty-six weeks ended June 26, 2022, primarily due to a $9.1 million increase in the purchases of property and equipment, due to an increase in Net New Restaurants Openings.
Financing Activities
For the twenty-six weeks ended June 25, 2023, cash provided by financing activities decreased $0.6 million compared to the twenty-six weeks ended June 26, 2022. This was primarily due to a decrease in proceeds received from stock option exercises of $0.4 million.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of operating lease obligations and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 8, Leases, in the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information relating to our long-term debt and operating leases.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within its restaurants and are due within the next twelve months.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended June 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.
ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1	Amendment No. 4 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of April 25, 2023, by and between the Registrant and EagleBank.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: July 27, 2023	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)