Form 10-Q
period 2023-09-24
Sweetgreen, Inc.
filed 2023-11-03
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2023
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

The registrant had 99,401,840 shares of Class A common stock and 13,024,094 shares of Class B common stock as of October 30, 2023.

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
•our expectations regarding the COVID-19 pandemic, macroeconomic conditions, and the resulting impact on our business and results of operations;
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
•our expectations regarding the impact of automation on our operating model, results of operations, and key performance metrics;
•our bold vision to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect;
•industry and market trends and our anticipated market opportunity;
•the costs and success of our sales and marketing efforts and our ability to promote our brand;
•potential future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements; and
•the impact of pending or future litigation.

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

i

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. No restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 24, 2023. One restaurant was excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 25, 2022 due to temporary closures.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash, credit card, or digital scan-to-pay. Digital scan-to-pay was eliminated during the thirteen weeks ended September 24, 2023. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay, prior to its elimination, were included as part of our Owned Digital Channels.

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

Owned Digital Channels. Owned Digital Channels encompasses our Pick-Up Channel, Native Delivery Channel, Outpost and Catering Channel, and purchases made in our In-Store Channel via digital scan-to-pay, prior to the elimination of digital scan-to-pay during the thirteen weeks ended September 24, 2023.

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
ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of September 24, 2023	As of December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$274,743	$331,614
Accounts receivable	9,891	3,244
Inventory	3,348	1,383
Prepaid expenses	5,975	8,161
Current portion of lease acquisition costs	93	93
Other current assets	4,612	1,654
Total current assets	298,662	346,149
Operating lease assets	$245,882	$254,059
Property and equipment, net	264,270	235,257
Goodwill	35,970	35,970
Intangible assets, net	28,549	30,562
Lease acquisition costs, net	449	518
Security deposits	1,555	1,528
Other assets	4,393	4,767
Restricted cash	125	125
Total assets	$879,855	$908,935
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$30,613	$29,642
Accounts payable	13,609	12,242
Accrued expenses	21,485	22,069
Accrued payroll	13,514	6,580
Gift cards and loyalty liability	1,832	2,016
Total current liabilities	81,053	72,549
Operating lease liabilities, net of current portion	$271,978	$271,097
Contingent consideration liability	22,887	21,296
Other non-current liabilities	1,234	1,353
Deferred income tax liabilities	2,369	1,414
Total liabilities	$379,521	$367,709
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 99,322,080 and 97,656,690 Class A shares issued and outstanding as of September 24, 2023 and December 25, 2022, respectively; 300,000,000 Class B shares authorized, 13,099,467 and 13,476,303 Class B shares issued and outstanding as of September 24, 2023 and December 25, 2022, respectively	112	111
Additional paid-in capital	1,257,793	1,212,716
Accumulated deficit	(757,571)	(671,601)
Total stockholders’ equity	500,334	541,226
Total liabilities and stockholders’ equity	$879,855	$908,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenue	$153,428	$124,026	$431,015	$351,535
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	41,754	34,474	118,333	95,477
Labor and related expenses	43,750	38,006	126,506	109,321
Occupancy and related expenses	13,961	11,504	40,117	33,171
Other restaurant operating costs	24,850	20,113	68,920	57,103
Total restaurant operating costs	124,315	104,097	353,876	295,072
Operating expenses:
General and administrative	35,963	41,903	111,220	143,900
Depreciation and amortization	15,682	11,887	43,310	33,869
Pre-opening costs	2,522	3,061	8,190	8,093
Impairment and closure costs	132	1,722	479	1,921
Loss on disposal of property and equipment	489	21	547	40
Restructuring charges	812	14,266	6,448	14,266
Total operating expenses	55,600	72,860	170,194	202,089
Loss from operations	(26,487)	(52,931)	(93,055)	(145,626)
Interest income	(3,381)	(1,644)	(9,694)	(2,405)
Interest expense	19	23	58	68
Other expense/(income)	1,612	(303)	1,597	(2,166)
Net loss before income taxes	(24,737)	(51,007)	(85,016)	(141,123)
Income tax expense	318	20	954	60
Net loss	$(25,055)	$(51,027)	$(85,970)	$(141,183)
Earnings per share:
Net loss per share basic and diluted	$(0.22)	$(0.46)	$(0.77)	$(1.29)
Weighted average shares used in computing net loss per share basic and diluted	112,179,722	110,375,126	111,687,538	109,848,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended September 24, 2023 and September 25, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at June 26, 2022	109,963,357	$110	$1,177,522	$(571,316)	$606,316
Net loss	—	—	—	(51,027)	(51,027)
Exercise of stock options	258,844	1	1,050	—	1,051
Issuance of common stock related to restricted shares	530,579	—	—	—	—
Stock-based compensation expense	—	—	17,601	—	17,601
Balances at September 25, 2022	110,752,780	$111	$1,196,173	$(622,343)	$573,941

Balances at June 25, 2023	111,946,454	$112	$1,243,728	$(732,516)	$511,324
Net loss	—	—	—	(25,055)	(25,055)
Exercise of stock options	367,067	—	2,601	—	2,601
Issuance of common stock related to restricted shares	108,361	—	—	—	—
Shares repurchased for employee tax withholding	(335)	—	(2)	—	(2)
Stock-based compensation expense	—	—	11,466	—	11,466
Balances at September 24, 2023	112,421,547	$112	$1,257,793	$(757,571)	$500,334

	For the thirty-nine weeks ended September 24, 2023 and September 25, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 26, 2021	109,345,697	$109	$1,129,224	$(476,216)	$653,117
Net loss	—	—	—	(141,183)	(141,183)
Exercise of stock options	819,454	2	3,976	—	3,978
Issuance of common stock related to restricted shares	587,629	—	—	—	—
Stock-based compensation expense	—	—	62,973	—	62,973
Adoption of ASC 842	—	—	—	(4,944)	(4,944)
Balances at September 25, 2022	110,752,780	$111	$1,196,173	$(622,343)	$573,941

Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(85,970)	(85,970)
Exercise of stock options	888,309	1	5,110	—	5,111
Issuance of common stock related to restricted shares	407,139	—	—	—	—
Shares repurchased for employee tax withholding	(6,894)	—	(166)	—	(166)
Stock-based compensation expense	—	—	40,133	—	40,133
Balances at September 24, 2023	112,421,547	$112	$1,257,793	$(757,571)	$500,334
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-nine weeks ended
	September 24, 2023	September 25, 2022
Cash flows from operating activities:
Net loss	$(85,970)	$(141,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,310	33,869
Amortization of lease acquisition	69	70
Amortization of loan origination fees	36	112
Amortization of cloud computing arrangements	657	—
Non-cash operating lease cost	21,692	21,314
Loss on fixed asset disposal	547	40
Stock-based compensation	40,133	62,973
Non-cash impairment and closure costs	66	1,921
Non-cash restructuring charges	5,050	12,673
Deferred income tax expense	954	59
Change in fair value of contingent consideration liability	1,591	(2,155)
Changes in operating assets and liabilities:
Accounts receivable	(6,647)	(1,935)
Inventory	(1,965)	(299)
Prepaid expenses and other assets	(1,091)	(3,646)
Operating lease liabilities	(16,779)	(5,306)
Accounts payable	7,085	(822)
Accrued payroll and benefits	6,934	(3,129)
Accrued expenses	2,186	205
Gift card and loyalty liability	(184)	(196)
Other non-current liabilities	(118)	(272)
Net cash provided by (used in) operating activities	17,556	(25,707)
Cash flows from investing activities:
Purchase of property and equipment	(74,884)	(65,978)
Purchase of intangible assets	(4,461)	(3,552)
Security and landlord deposits	(27)	161
Net cash used in investing activities	(79,372)	(69,369)
Cash flows from financing activities:
Proceeds from stock option exercise	5,111	3,978
Payment associated to shares repurchased for tax withholding	(166)	—
Net cash provided by financing activities	4,945	3,978
Net decrease in cash and cash equivalents and restricted cash	(56,871)	(91,098)
Cash and cash equivalents and restricted cash—beginning of year	331,739	472,299
Cash and cash equivalents and restricted cash—end of period	$274,868	$381,201
Supplemental disclosure of cash flow information
Purchase of property and equipment accrued in accounts payable and accrued expenses	$5,455	$702
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 24, 2023, the Company owned and operated 220 restaurants in 18 states and Washington, D.C. During the thirteen and thirty-nine weeks ended September 24, 2023, the Company had 15 and 34 Net New Restaurant Openings, respectively.
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

Reclassification—The Company has elected to reclassify prior period costs related to utilities and repairs and maintenance costs to conform with the current presentation of occupancy and other related costs within the consolidated statement of operations. As such, prior period financial information has been reclassified, and as a result of the change, the Company reclassified $5.6 million and $14.4 million for the thirteen and thirty-nine weeks ended September 25, 2022, respectively, from occupancy and related expenses to other restaurant operating costs.

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

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models), an increase in office vacancies and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecasts, certain restaurants and the Company’s vacated former Sweetgreen Support Center, during the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 required an impairment review of the Company’s long-lived assets. Based on the results of this analysis, the Company did not record any impairment during the thirteen weeks ended September 24, 2023. The Company recorded a non-cash impairment charge of $4.3 million during the thirty-nine weeks ended September 24, 2023 related to the operating lease asset for the Company’s vacated former Sweetgreen Support Center, which was recorded under restructuring charges within the condensed consolidated statement of operations. The Company did not record any asset impairment related to the Company’s restaurant locations during the thirteen or thirty-nine weeks ended September 24, 2023.

During the thirteen and thirty-nine weeks ended September 25, 2022, the Company recorded non-cash impairment charges based on management’s intent to close certain of its locations and the long-lived assets associated with the vacating of its sweetgreen Support Center. These prior year impairment charges totaled $14.3 million, of which $8.5 million was related to property and equipment and $5.8 million was related to operating lease assets. Of the $8.5 million of property and equipment impairment, $6.8 million was associated with the vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $1.7 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. The operating lease impairment of $5.8 million was associated with the vacated sweetgreen Support Center and was recorded in restructuring charges on the condensed consolidated statement of operations.

Closure costs include lease and related costs associated with closed restaurants, including the amortization of the operating lease asset, and expenses associated with common area maintenance (“CAM”) and real estate taxes for previously impaired stores. For the thirteen weeks ended September 24, 2023, the Company recognized closure costs of $0.1 million. For the thirty-nine weeks ended September 24, 2023 and September 25, 2022, the Company recognized closure costs of $0.5 million and $0.2 million, respectively related to the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes for previously-closed stores, including three previously-impaired stores that were closed during the thirty-nine weeks ended September 24, 2023.

Restructuring Charges— Restructuring charges are expenses that are paid in connection with the reorganization of the Company’s operations. These costs primarily include operating lease asset impairment costs related to the Company’s vacated former Sweetgreen Support Center, as well as the amortization of the operating lease asset and related real estate and CAM charges. Additionally, for the thirteen and thirty-nine weeks ended September 25, 2022, the Company recognized $0.6 million of severance and related benefits from workforce reductions affecting approximately 5% of employees at the sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline the Company’s future new restaurant openings, and $0.5 million of other related expenses.

Contingent Consideration— Due to certain conversion features, the contingent consideration issued as part of the Company’s acquisition of Spyce Food Co. (“Spyce”) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value upon the issuance date and is subsequently re-measured to fair value at each reporting date. See Note 3. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of September 24, 2023 was $22.9 million.

Changes in fair value of the contingent consideration is recognized within other (income) expense in the accompanying condensed consolidated statement of operations.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of September 24, 2023 and December 25, 2022, were $2.8 million and $0.7 million, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of September 24, 2023	As of December 25, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$274,743	$331,614
Restricted cash, noncurrent	125	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$274,868	$331,739
Concentrations of Risk—The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.
During the thirteen weeks ended September 24, 2023 and September 25, 2022, approximately 28% and 32% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively. During the thirty-nine weeks ended September 24, 2023 and September 25, 2022, approximately 29% and 32% of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area, respectively.

Deferred Costs—Deferred costs primarily consist of capitalized implementation costs from cloud computing arrangements in relation to a new enterprise resource planning system (“ERP”). These costs, net of amortization, amounted to $4.4 million as of September 24, 2023 and are recorded within other current assets and other assets in the condensed consolidated balance sheets. The amortization of these costs are recognized within the Company’s condensed consolidated statement of operations under general and administrative expenses over a useful life of 7 years starting from the ERP project’s go live date.

Recently Issued Accounting Pronouncements Not Yet Adopted—The Company has reviewed all recently issued accounting pronouncements and concluded that the pronouncements were either not applicable or will not have a significant impact to its consolidated financial statements.
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 disaggregated by significant revenue channel:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Owned Digital Channels	$56,461	$49,329	$161,347	$143,966
In-Store Channel (Non-Digital component)	64,612	50,014	177,205	132,184
Marketplace Channel	32,355	24,683	92,463	75,385
Total Revenue	$153,428	$124,026	$431,015	$351,535
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of September 24, 2023	As of December 25, 2022
Gift Card Liability	$1,832	$2,016
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$45	$35	$450	$353
Sweetpass

During the second quarter of fiscal 2023, the Company launched its Sweetpass and Sweetpass + loyalty program nationwide.

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

Due to the insignificant nature of outstanding rewards as of September 24, 2023, no revenue was deferred for the thirteen and thirty-nine weeks ended September 24, 2023.

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of September 24, 2023				Fair Value Measurements as of December 25, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	22,887	—	—	22,887	21,296	—	—	21,296

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the Company’s acquisition of Spyce on September 7, 2021, the former equity holders of Spyce may receive up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s initial public offering (“IPO”) (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. Additionally, the former equity holders of Spyce may receive true-up payments in cash as described below. If as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that has continually held their respective portion of the 1,316,763 total shares of the Company’s Class A common stock issued in connection with the acquisition during such period, the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price (“true-up payment”). As of the second anniversary of the closing date of the acquisition, the Company calculated the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price as $13.62. This resulted in an estimated true-up payment of $10.2 million, due to an estimated 570,249 shares that did not meet the continuous holding requirement. This total true-up payment was included within contingent consideration on the Company’s condensed consolidated balance sheets, of which $8.9 million was previously recorded as of June 25, 2023, and all of which is expected to be paid out in cash during the fiscal quarter ended December 31, 2023.

Additionally, if as of the date of the achievement of any of the three milestones, the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration, excluding the true-up payment, which was calculated as noted above, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit adjusted discount rate, equity volatility, risk-free rate and the probability of milestone targets required for issuance of shares under the contingent consideration will be achieved.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 25, 2022	$21,296
Change in fair value	1,591
Balance—September 24, 2023	$22,887
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations.

The Company recorded non-cash impairment charges of $4.3 million during the thirty-nine weeks ended September 24, 2023 related to the vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations,

The Company recorded non-cash impairment charges of $14.3 million during the thirteen and thirty-nine weeks ended September 25, 2022, of which $8.5 million was related to property and equipment and $5.8 million was related to operating lease assets. Of the $8.5 million of property and equipment impairment, $6.8 million was associated with the vacated sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $1.7 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. The operating lease impairment of $5.8 million was associated with the vacated sweetgreen Support Center and was recorded in restructuring charges on the condensed consolidated statement of operations; see Note 1:

		Fair Value Measurements as of September 24, 2023			Thirteen Weeks Ended September 24, 2023	Thirty-nine weeks ended September 24, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Operating lease assets	5,894	—	—	5,894	—	4,291

		Fair Value Measurements as of September 25, 2022			Thirteen Weeks Ended September 25, 2022	Thirty-Nine Weeks Ended September 25, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	—	—	—	—	8,527	8,527
Operating lease assets	10,744	—	—	10,744	5,840	5,840
4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of September 24, 2023	As of December 25, 2022
Kitchen equipment	$87,463	$71,304
Computers and other equipment	36,008	30,543
Furniture and fixtures	35,153	27,262
Leasehold improvements	258,960	212,825
Assets not yet placed in service	20,554	34,767
Total property and equipment	438,138	376,701
Less: accumulated depreciation	(173,868)	(141,444)
Property and equipment, net	$264,270	$235,257
Depreciation expense for the thirteen weeks ended September 24, 2023 and September 25, 2022 was $12.9 million and $9.9 million, respectively.
Depreciation expense for the thirty-nine weeks ended September 24, 2023 and September 25, 2022 was $36.1 million and $28.1 million, respectively.

As of September 24, 2023, the Company had seven facilities under construction, with one due to open during the fiscal fourth quarter of 2023 and six due to open during fiscal year 2024. As of December 25, 2022, the Company had 20 facilities under construction, all of which were opened during fiscal year 2023. Depreciation commences after a store opens and the related assets are placed in service.

Total research and development cost excluding any related cost associated with Spyce acquisition was $0.4 million for both the thirteen weeks ended September 24, 2023 and September 25, 2022. Total research and development cost excluding any related cost associated with Spyce acquisition was $0.9 million and $1.4 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively. Research and development cost is recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirty-nine weeks ended September 24, 2023, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of September 24, 2023	As of December 25, 2022
Internal use software	$36,732	$31,502
Developed technology	20,050	20,050
Total intangible assets	56,782	51,552
Accumulated amortization	(28,233)	(20,990)
Intangible assets, net	$28,549	$30,562

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years and the assets were placed into service during the thirty-nine weeks ended September 24, 2023.

Amortization expense for intangible assets was $2.8 million and $2.0 million for the thirteen weeks ended September 24, 2023 and September 25, 2022, respectively.

Amortization expense for intangible assets was $7.2 million and $5.8 million for the thirty-nine weeks ended September 24, 2023 and September 25, 2022, respectively.

Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2023	$2,673
2024	9,190
2025	6,637
2026	4,667
2027	4,046
Thereafter	1,336
Total	$28,549

6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of September 24, 2023	As of December 25, 2022
Fixed asset accrual	$3,846	$5,963
Accrued general and sales tax	3,294	2,736
Rent deferrals	1,499	1,728
Accrued delivery fee	1,016	968
Accrued settlements and legal fees	826	1,106
Other accrued expenses	11,004	9,568
Total accrued expenses	$21,485	$22,069
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

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of September 24, 2023 and December 25, 2022, the Company had no outstanding balance under the 2020 Credit Facility.
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
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of September 24, 2023 and December 25, 2022.
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

8. LEASES

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
The Company leases restaurants and corporate office space under various non-cancelable lease agreements that expire on various dates through 2038. Lease terms for restaurants generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years.

The components of lease cost for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 were as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	Classification	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$12,061	$11,502	$35,931	$32,989
Variable lease cost	Occupancy and related expense General and administrative expense	2,904	1,680	8,237	4,982
Short term lease cost	Occupancy and related expense General and administrative expense	98	33	318	212
Sublease income	General and administrative expense	—	(186)	(356)	(597)
Total lease cost		$15,063	$13,029	$44,130	$37,586
As of September 24, 2023, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2023	$7,807
2024	54,059
2025	54,414
2026	53,317
2027	49,042
Thereafter	176,221
Total	$394,860
Less: imputed interest	92,269
Total lease liabilities	$302,591

As of September 24, 2023 and December 25, 2022 the Company had additional operating lease commitments of $21.5 million and $18.0 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2023 or early 2024. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of September 24, 2023 and December 25, 2022 is as follows:

	September 24, 2023	December 25, 2022
Weighted average remaining lease term (years):
Operating Leases	7.56	7.98
Weighted average discount rate:
Operating Leases	6.48%	6.09%

Supplemental cash flow information related to leases for the thirty-nine weeks ended September 24, 2023 and September 25, 2022:

	September 24, 2023	September 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$31,189	$30,545
Right of use assets obtained in exchange for lease obligations:
Operating leases	$18,631	$39,599
9.COMMON STOCK
As of September 24, 2023 and December 25, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	As of September 24, 2023	As of December 25, 2022
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,471,636	13,813,922
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	4,111,331	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	7,909,312	8,402,109
Shares available for future issuance under the 2021 Equity Incentive Plan	10,201,747	10,655,568
Total reserved shares of common stock	36,408,311	36,585,884
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and thirty-nine weeks ended September 24, 2023 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

2009 Stock Plan and 2019 Equity Incentive Plan

Prior to the Company’s IPO, the Company granted stock options, RSUs and performance-based restricted stock awards (“PSUs”) to its employees, as well as non-employees (including directors and others who provide substantial services to the Company) under the Company’s 2009 Stock Plan and 2019 Equity Incentive Plan (collectively, the “Prior Stock Plans”). Awards permitted to be granted under the Prior Stock Plans include incentive stock options to the Company’s employees and non-qualified stock options to the Company’s employees and non-employees, as well as stock appreciation rights, restricted stock awards, RSUs (including PSUs), and other forms of stock awards to the Company’s employees, directors and consultants and any of the Company’s affiliated employees and consultants.

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

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, were subject to time-based service requirements and vested on September 7, 2023, as these requirements were met. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen weeks ended September 24, 2023 and September 25, 2022, the Company recognized stock-based compensation expense of $0.7 million and $0.8 million, respectively, related to the vested portion of such shares. For the thirty-nine weeks ended September 24, 2023 and September 25, 2022, the Company recognized stock-based compensation expense of $2.4 million and $2.5 million, respectively, related to the vested portion of such shares.

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

As of September 24, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended September 24, 2023 and September 25, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,368,894	8.38
Options exercised	(888,309)	5.75
Options forfeited	(679,474)	11.12
Options expired	(143,397)	10.77
Balance—September 24, 2023	13,471,636	$7.85	6.42	$56,433

Exercisable—September 24, 2023	9,915,352	$6.64	5.64	$50,906

Vested and expected to vest—September 24, 2023	13,471,636	$7.85	6.42	$56,433

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options assumed	—	—
Options granted	741,118	22.64
Options exercised	(819,454)	4.85
Options forfeited	(252,190)	13.44
Options expired	(32,272)	6.94
Balance—September 25, 2022	13,410,616	$7.74	6.99	$125,586

Exercisable—September 25, 2022	9,254,215	$5.77	6.27	$102,364

Vested and expected to vest—September 25, 2022	13,410,616	$7.74	6.99	$125,586
The weighted-average fair value of options granted during the thirty-nine weeks ended September 24, 2023 and thirty-nine weeks ended September 25, 2022, was $8.97 and $10.18, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of September 24, 2023, there was $15.6 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.08 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirty-nine weeks ended September 24, 2023 and September 25, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 25, 2022	1,780,681	$23.40
Granted	398,043	8.97
Released	(407,139)	21.45
Forfeited	(483,701)	21.79
Balance—September 24, 2023	1,287,884	18.77

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 26, 2021	2,392,426	$24.18
Granted	566,245	21.59
Released	(588,620)	22.15
Forfeited	(306,399)	26.06
Balance—September 25, 2022	2,063,652	$23.77

As of September 24, 2023, unrecognized compensation expense related to RSUs was $11.6 million and is expected to be recognized over a weighted average period of 1.71 years. The fair value of shares released as of the vesting date during the thirty-nine weeks ended September 24, 2023 was $4.4 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of September 24, 2023 unrecognized compensation expense related to the founder PSUs was $35.6 million and is expected to be recognized over a weighted average period of 1.51 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirty-nine weeks ended September 24, 2023, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs, as no expense will be recognized until the targets are probable of being met. Unrecognized compensation expense related to the Spyce PSUs was $9.8 million, which will be expensed if the performance-based milestone targets become probable of being met.

There were no PSU grants during the thirty-nine weeks ended September 24, 2023 and September 25, 2022.

A summary of stock-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Stock-options	$2,140	$2,771	$6,716	$7,870
Restricted stock units	2,432	5,782	8,426	27,958
Performance stock units	6,894	9,048	24,991	27,145
Total stock-based compensation	$11,466	$17,601	$40,133	$62,973

11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen and thirty-nine weeks ended September 24, 2023 there were no significant discrete items recorded and the Company recorded $0.3 million and $1.0 million in income taxes, respectively. For the thirteen and thirty-nine weeks ended September 25, 2022 there were no significant discrete items recorded and the Company recorded less than $0.1 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC (as defined below) by analogy to International Accounting Standard ("IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million, within general and administrative expenses in the Condensed Consolidated Statement of Operations for the thirty-nine weeks ended September 24, 2023 as an offset to Social Security tax expense. As of September 24, 2023 the Company received $3.4 million cash payment reducing the ERC receivable within other current assets on the Condensed Consolidated Balance Sheet to $3.6 million.

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
12.NET LOSS PER SHARE

During the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
(dollar amounts in thousands)
Numerator:
Net loss	$(25,055)	$(51,027)	$(85,970)	$(141,183)
Denominator:
Weighted-average common shares outstanding—basic and diluted	112,179,722	110,375,126	111,687,538	109,848,272
Earnings per share—basic and diluted	$(0.22)	$(0.46)	$(0.77)	$(1.29)

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Options to purchase common stock	13,471,636	13,410,616	13,471,636	13,410,616
Time-based vesting restricted stock units	1,287,884	2,063,652	1,287,884	2,063,652
Performance stock units	6,621,428	6,621,428	6,621,428	6,621,428
Contingently issuable stock	714,285	714,285	714,285	714,285
Total common stock equivalents	22,095,233	22,809,981	22,095,233	22,809,981
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For both the thirteen weeks ended September 24, 2023 and September 25, 2022, total payments to Welcome to the Dairy, LLC, totaled $0.9 million. For the thirty-nine weeks ended September 24, 2023 and September 25, 2022, total payments to Welcome to the Dairy, LLC, totaled $3.0 million and $4.1 million, respectively.

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
Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 24, 2023, we owned and operated 220 restaurants in 18 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended September 24, 2023 and September 25, 2022, we had 15 and 10 Net New Restaurant Openings, respectively. During the thirty-nine weeks ended September 24, 2023 and September 25, 2022, we had 34 and 26 Net New Restaurant Openings, respectively. Our total count as of September 24, 2023 was 220 restaurants in 18 states and Washington, D.C. During fiscal year 2024, we plan to integrate our Infinite Kitchen into an increased number of our new restaurants. As a result, we anticipate a range of 23 to 28 Net New Restaurant Openings for fiscal year 2024.

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

During the twenty-six weeks ended June 25 2023, we experienced an interruption by our supplier to the supply of packaging to our stores. This caused a disruption in our stores, as well as higher costs of packaging materials, which negatively impacted our restaurant operating costs during that period. However, during the thirteen weeks ended September 24, 2023 we started to see reduced costs of certain ingredients, specifically with respect to chicken and fish.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands )	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net New Restaurant Openings	15	10	34	26
Average Unit Volume (as adjusted)(1)	$2,905	$2,892	$2,905	$2,892
Same-Store Sales Change (%) (as adjusted)(2)	4%	6%	4%	17%
Total Digital Revenue Percentage	58%	60%	59%	62%
Owned Digital Revenue Percentage	37%	40%	37%	41%
(1) Our results for the thirteen and thirty-nine weeks ended September 25, 2022 have been adjusted to reflect the temporary closures of one restaurant, which was excluded from the Comparable Restaurant Base. This did not result in a material change to AUV.
(2) Our results for the thirteen and thirty-nine weeks ended September 24, 2023 have been adjusted to reflect the temporary closures of zero and two restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen and thirty-nine weeks ended September 25, 2022 have been adjusted to reflect the temporary closure of four restaurants. Such adjustments did not result in a material change to Same-Store Sales Change.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new Sweetgreen restaurant openings during a given reporting period, net of any permanent Sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below.

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. No restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 24, 2023. For the thirteen and thirty-nine weeks ended September 25, 2022, one restaurant was excluded from the Comparable Restaurant Base. This adjustment did not result in a material change to AUV.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. This financial measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures. During the thirteen and thirty-nine weeks ended September, 2023, zero and two restaurants were excluded from the calculation of Same-Store Sales Change, respectively. During the thirteen and thirty-nine weeks ended September 25, 2022, four restaurants were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change.
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
•are widely used by analysts, investors, and competitors to measure a company’s operating performance; are used by our management and board of directors for various purposes, including as measures of performance, and as a basis for strategic planning and forecasting; and
•are used internally for a number of benchmarks, including to compare our performance to that of our competitors.

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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Loss from operations	$(26,487)	$(52,931)	$(93,055)	$(145,626)
Add back:
General and administrative	35,963	41,903	111,220	143,900
Depreciation and amortization	15,682	11,887	43,310	33,869
Pre-opening costs	2,522	3,061	8,190	8,093
Impairment and closure costs	132	1,722	479	1,921
Loss on disposal of property and equipment(1)	489	21	547	40
Restructuring charges(2)	812	14,266	6,448	14,266
Restaurant-Level Profit	$29,113	$19,929	$77,139	$56,463
Loss from operations margin	(17)%	(43)%	(22)%	(41)%
Restaurant-Level Profit Margin	19%	16%	18%	16%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude income tax expense, interest income, interest expense, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs, ERP implementation and related costs, and, in certain periods, impairment and closure costs, restructuring charges and legal settlements. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net loss	$(25,055)	$(51,027)	$(85,970)	$(141,183)
Non-GAAP adjustments:
Income tax expense	318	20	954	60
Interest income	(3,381)	(1,644)	(9,694)	(2,405)
Interest expense	19	23	58	68
Depreciation and amortization	15,682	11,887	43,310	33,869
Stock-based compensation(1)	11,466	17,601	40,133	62,973
Loss on disposal of property and equipment(2)	489	21	547	40
Impairment and closure costs(3)	132	1,722	479	1,921
Other expense/(income)(4)	1,612	(303)	1,597	(2,166)
Spyce acquisition costs(5)	148	161	470	502
Restructuring charges(6)	812	14,266	6,448	14,266
ERP implementation and related costs(7)	222	64	657	64
Legal settlements(8)	15	—	65	—
Adjusted EBITDA	$2,479	$(7,209)	$(946)	$(31,991)
Net loss margin	(16)%	(41)%	(20)%	(40)%
Adjusted EBITDA Margin	2%	(6)%	—%	(9)%
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
Results of Operations
Comparison of the thirteen and thirty-nine weeks ended September 24, 2023 and September 25, 2022

The following table summarizes our results of operations for the thirteen weeks ended September 24, 2023 and September 25, 2022:

	Thirteen weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Dollar Change	Percentage Change
Revenue	$153,428	$124,026	$29,402	24%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	41,754	34,474	7,280	21%
Labor and related expenses	43,750	38,006	5,744	15%
Occupancy and related expenses	13,961	11,504	2,457	21%
Other restaurant operating costs	24,850	20,113	4,737	24%
Total cost of restaurant operations	124,315	104,097	20,218	19%
Operating expenses:
General and administrative	35,963	41,903	(5,940)	(14%)
Depreciation and amortization	15,682	11,887	3,795	32%
Pre-opening costs	2,522	3,061	(539)	(18%)
Impairment and closure costs	132	1,722	(1,590)	(92%)
Loss on disposal of property and equipment	489	21	468	100%
Restructuring charges	812	14,266	(13,454)	(94%)
Total operating expenses	55,600	72,860	(17,260)	(24%)
Loss from operations	(26,487)	(52,931)	26,444	(50%)
Interest income	(3,381)	(1,644)	(1,737)	106%
Interest expense	19	23	(4)	(17%)
Other (income) expense	1,612	(303)	1,915	(632%)
Net loss before income taxes	(24,737)	(51,007)	26,270	(52%)
Income tax expense	318	20	298	100%
Net loss	$(25,055)	$(51,027)	$25,972	(51%)

The following table summarizes our results of operations for the thirty-nine weeks ended September 24, 2023 and September 25, 2022:

	Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Dollar Change	Percentage Change
Revenue	$431,015	$351,535	$79,480	23%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	118,333	95,477	22,856	24%
Labor and related expenses	126,506	109,321	17,185	16%
Occupancy and related expenses	40,117	33,171	6,946	21%
Other restaurant operating costs	68,920	57,103	11,817	21%
Total cost of restaurant operations	353,876	295,072	58,804	20%
Operating expenses:
General and administrative	111,220	143,900	(32,680)	(23%)
Depreciation and amortization	43,310	33,869	9,441	28%
Pre-opening costs	8,190	8,093	97	1%
Impairment and closure costs	479	1,921	(1,442)	(75%)
Loss on disposal of property and equipment	547	40	507	100%
Restructuring charges	6,448	14,266	(7,818)	(55%)
Total operating expenses	170,194	202,089	(31,895)	(16%)
Loss from operations	(93,055)	(145,626)	52,571	(36%)
Interest income	(9,694)	(2,405)	(7,289)	303%
Interest expense	58	68	(10)	(15%)
Other (income) expense	1,597	(2,166)	3,763	(174%)
Net loss before income taxes	(85,016)	(141,123)	56,107	(40%)
Income tax expense	954	60	894	100%
Net loss	$(85,970)	$(141,183)	$55,213	(40%)

Revenue

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Revenue	153,428	124,026	24%	431,015	351,535	23%
Average Unit Volume	2,905	2,892	—%	2,905	2,892	—%
Same-Store Sales Change	4%	6%	(2%)	4%	17%	(13%)
The increase in revenue for the thirteen weeks ended September 24, 2023 was primarily due to an increase of $26.3 million of incremental revenue associated with 54 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 25, 2022. The remaining increase in revenue was due to an increase in Comparable Restaurant Base revenue of $4.7 million, resulting in a positive Same-Store Sales Change of 4%, consisting of a 5% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended September 25, 2022, partially offset by a 1% decline in traffic/mix. These increases were partially offset by a $1.1 million negative impact from restaurant closures and remodels that occurred subsequent to September 25, 2022, and an increase in discounts.
The increase in revenue for the thirty-nine weeks ended September 24, 2023 was primarily due to an increase of $70.6 million of incremental revenue associated with 70 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 25, 2022. The remaining increase in revenue was due to an increase in Comparable Restaurant Base revenue of $14.4 million, resulting in a positive Same-Store Sales Change of 4%, primarily due to a 5% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended September 25, 2022, partially offset by a 1% decline in traffic/mix. These increases were partially offset by a $4.6 million negative impact from restaurant closures and remodels that occurred subsequent to September 25, 2022, and an increase in discounts.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Food, beverage, and packaging	41,754	34,474	21%	118,333	95,477	24%
As a percentage of total revenue	27%	28%	(1%)	27%	27%	—%

The increase in food, beverage, and packaging costs for the thirteen weeks ended September 24, 2023 was primarily due to a $5.9 million increase in food and beverage costs and a $1.4 million increase in packaging costs. This was primarily due to the 54 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 25, 2022.

The increase in food, beverage, and packaging costs for the thirty-nine weeks ended September 24, 2023 was primarily due to a $18.8 million increase in food and beverage costs, a $3.9 million increase in packaging costs and a $0.1 million increase in freight and gas surcharges associated with deliveries from our distribution partners. This was primarily due to the 70 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 25, 2022. In addition, during the thirty-nine weeks ended September 24, 2023, we experienced supply chain disruptions for our bowls and plates, which resulted in use of alternative packaging solutions as well as higher costs of materials.
As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended weeks ended September 24, 2023 slightly decreased compared to the thirteen weeks ended September 25, 2022 primarily due to menu price increases and decreases in the price of chicken and fish.
As a percentage of revenue, food, beverage, and packaging costs for the thirty-nine weeks ended September 24, 2023 remained consistent compared to the thirty-nine weeks ended September 25, 2022 primarily as a result of the increase in costs of materials discussed above, offset by menu pricing increases.
Labor and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Labor and related expenses	43,750	38,006	15%	126,506	109,321	16%
As a percentage of total revenue	29%	31%	(2%)	29%	31%	(2%)

The increase in labor and related expenses for the thirteen weeks ended September 24, 2023 was primarily due to the 54 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 25, 2022. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry. These increases were partially offset by improved labor optimization.

The increase in labor and related expenses for the thirty-nine weeks ended September 24, 2023 was primarily due to the 70 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 25, 2022. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry. These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details on the ERC.

As a percentage of revenue, the decrease in labor and related expenses for the thirteen and thirty-nine weeks ended September 24, 2023 was primarily due to higher revenue and improvement in labor optimization, as discussed above compared to the thirteen and thirty-nine weeks ended September 25, 2022. The thirty-nine weeks ended September 24, 2023 was also positively impacted by the $1.8 million retention credit in connection with the CARES Act.
Occupancy and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Occupancy and related expenses	13,961	11,504	21%	40,117	33,171	21%
As a percentage of total revenue	9%	9%	—%	9%	9%	—%
The increase in occupancy and related expenses for the thirteen weeks ended September 24, 2023 was primarily due to the 54 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 25, 2022.
The increase in occupancy and related expenses for the thirty-nine weeks ended September 24, 2023 was primarily due to the 70 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 25, 2022.
As a percentage of revenue, occupancy and related expenses remained relatively flat for the thirteen and thirty-nine weeks ended September 24, 2023 compared to September 25, 2022, primarily due to higher revenue, offset by the increase in restaurants, described above.
Other Restaurant Operating Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Other restaurant operating costs	24,850	20,113	24%	68,920	57,103	21%
As a percentage of total revenue	16%	16%	—%	16%	16%	—%
The increase in other restaurant operating costs for the thirteen weeks ended September 24, 2023 was primarily due to the 54 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 25, 2022. This includes increases in delivery fees due to higher transaction volume, real estate taxes, utilities and repair and maintenance expenses, credit card and online processing fees related to the increases in revenue, and office systems, kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
The increase in other restaurant operating costs for the thirty-nine weeks ended September 24, 2023 was primarily due to the 70 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 25, 2022. This includes increases in delivery fees due to higher transaction volume, real estate taxes, utilities and repair and maintenance expenses, credit card and online processing fees related to the increases in revenue, and office systems, kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
As a percentage of revenue, other restaurant operating costs for the thirteen and thirty-nine weeks ended September 24, 2023 was consistent compared to the thirteen and thirty-nine weeks ended September 25, 2022 due to higher revenue, offset by inflationary pressures and the increases noted above.

Operating Expenses
General and Administrative

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
General and administrative	35,963	41,903	(14%)	111,220	143,900	(23%)
As a percentage of total revenue	23%	34%	(11%)	26%	41%	(15%)

The decrease in general and administrative expenses for the thirteen weeks ended September 24, 2023 was primarily due to a $6.1 million decrease in stock-based compensation expense, as well as a reduction in spend across the Sweetgreen support center, including a $0.7 million decrease in office systems and a $0.5 million decrease in liability insurance. In addition, we had decreases in research and prototyping costs and rent costs. These decreases were partially offset by a $1.0 million increase in management salary and benefits, primarily related to timing of our bonus accrual, and a $0.9 million increase in marketing and advertising costs.

The decrease in general and administrative expenses for the thirty-nine weeks ended September 24, 2023 was primarily due to a $22.8 million decrease in stock-based compensation expense, a $6.2 million decrease in management salaries and benefits, including bonus, the benefit of $5.1 million of ERC’s, and a $1.4 million decrease in liability insurance and a $1.3 million decrease in rent and related costs,. Additionally, we had decreases in research and prototyping costs, legal costs, travel related expenses and office systems. These decreases were partially offset by an increase in consulting fees and expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP system.
As a percentage of revenue, the decrease in general and administrative expenses for the thirteen and thirty-nine weeks ended September 24, 2023 was primarily due to the fluctuations noted above, as well as comparatively higher revenue in the current period.

Depreciation and Amortization

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Depreciation and amortization	15,682	11,887	32%	43,310	33,869	28%
As a percentage of total revenue	10%	10%	—%	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended September 24, 2023 was primarily due to the 54 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 25, 2022.
The increase in depreciation and amortization for the thirty-nine weeks ended September 24, 2023 was primarily due to the 70 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 25, 2022.
As a percentage of revenue, depreciation and amortization remained flat for the thirteen and thirty-nine weeks ended September 24, 2023 compared to the thirteen weeks ended September 25, 2022 which was primarily due to the increases noted above, offset by comparatively higher revenue in the current period.

Pre-Opening Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Pre-opening costs	2,522	3,061	(18%)	8,190	8,093	1%
As a percentage of total revenue	2%	2%	—%	2%	2%	—%
The decrease in pre-opening costs for the thirteen weeks ended September 24, 2023 was due to the timing of openings in the period as well as improved cost efficiencies.
The increase in pre-opening costs for the thirty-nine weeks ended September 24, 2023 was due to the timing of openings in the period and an acceleration of restaurant openings anticipated in fiscal year 2023, primarily in the first quarter of fiscal year 2023, partially offset by improved cost efficiencies.
As a percentage of revenue, pre-opening costs were relatively flat in the thirteen and thirty-nine weeks ended September 24, 2023, due to the variances noted above, offset by comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Impairment and closure costs	132	1,722	(92%)	479	1,921	(75%)
As a percentage of total revenue	—%	1%	(1)%	—%	1%	(1)%

During the thirteen and thirty-nine weeks ended September 24, 2023, we recorded closure costs of $0.1 million and $0.5 million, respectively, related to lease and related costs associated with closed restaurants, including the amortization of operating lease asset, and expenses associated with CAM and real estate taxes for previously closed stores.

Restructuring

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Restructuring charges	812	14,266	(94%)	6,448	14,266	(55%)
As a percentage of total revenue	1%	12%	(11%)	1%	4%	(3%)

During the thirteen and thirty-nine weeks ended September 24, 2023, we recorded restructuring charges of $0.8 million and $6.4 million, respectively, associated with our former Sweetgreen Support Center, which was vacated in fiscal year 2022. This included $4.3 million for the thirty-nine weeks ended September 24, 2023, related to impairment of our operating lease asset, and $0.8 million and $2.1 million for the thirteen and thirty-nine weeks ended September 24, 2023, respectively, related to the amortization of the remaining operating lease asset and related real estate and CAM charges.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Loss on disposal of property and equipment	489	21	100%	547	40	100%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

The change in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants, in addition to a fleet-wide replacement of kitchen equipment with a more cost efficient item, for the thirteen and thirty-nine weeks ended September 24, 2023 compared to the prior year period.

Interest Income and Interest Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Interest income	(3,381)	(1,644)	106%	(9,694)	(2,405)	303%
Interest expense	19	23	(17%)	58	68	(15%)
Total interest income, net	$(3,362)	$(1,621)	107%	$(9,636)	$(2,337)	312%
As a percentage of total revenue	(2)%	(1)%	(1%)	(2)%	(1)%	(2%)

The increase in interest income, net, was primarily due to higher interest rates on our money market cash accounts during the thirteen and thirty-nine weeks ended September 24, 2023 compared to the prior year period.
Other (Income) Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 24, 2023	September 25, 2022	Percentage Change	September 24, 2023	September 25, 2022	Percentage Change
Other (income) expense	1,612	(303)	(632%)	1,597	(2,166)	(174%)
As a percentage of total revenue	1%	—%	1%	—%	(1)%	1%
The change in other (income) expense for each of the thirteen and thirty-nine weeks ended September 24, 2023 was primarily due to a change in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of September 24, 2023 and December 25, 2022, we had $274.7 million and $331.6 million in cash and cash equivalents, respectively. As of September 24, 2023, we had access to a $43.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $1,945,000 irrevocable standby Letter of Credit outstanding thereunder. As of September 24, 2023, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the team member and customer experience in our restaurants, research and development costs, marketing-related costs, working capital and general corporate needs. Additionally, during the fiscal quarter ended December 31, 2023 we expect to make a cash payment of approximately $10.2 million related to the true-up payment relating to the upfront portion of the purchase price from our acquisition of Spyce, which amount is currently included within contingent consideration in our condensed consolidated balance sheets. See Note 3 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items. Refer to Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

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

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of September 24, 2023 and December 25, 2022, we had no outstanding balance under the 2020 Credit Facility.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirty-nine weeks ended September 24, 2023	Thirty-nine weeks ended September 25, 2022
Net cash provided by (used in) operating activities	$17,556	$(25,707)
Net cash used in investing activities	(79,372)	(69,369)
Net cash provided by financing activities	4,945	3,978
Net decrease in cash and cash equivalents and restricted cash	$(56,871)	$(91,098)
Operating Activities

For the thirty-nine weeks ended September 24, 2023, cash provided by (used in) operating activities increased $43.3 million compared to the thirty-nine weeks ended September 25, 2022. The increase was primarily due to a $38.1 million increase in income after excluding non-cash items and the impact of unfavorable working capital fluctuations of $4.7 million, which primarily related to the timing of payroll and other payments in the ordinary course of business.
Investing Activities
For the thirty-nine weeks ended September 24, 2023, cash used in investing activities increased $10.0 million compared to the thirty-nine weeks ended September 25, 2022, primarily due to a $8.9 million increase in the purchases of property and equipment, due to an increase in Net New Restaurants Openings. Additionally, we had a $0.9 million increase related to the purchase of intangible assets.
Financing Activities
For the thirty-nine weeks ended September 24, 2023, cash provided by financing activities increased $1.0 million compared to the thirty-nine weeks ended September 25, 2022. This was primarily due to an increase in proceeds received from stock option exercises.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended September 24, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Youngme Moon	Director	Adoption	August 24, 2023	X		up to 97,500	N/A	November 23, 2024
Jim McPhail	Chief Development Officer	Adoption	August 30, 2023	X		up to 123,875****		November 30, 2025
Adrienne Gemperle	Chief People Officer	Adoption	August 31, 2023	X		up to 52,500*****		December 3, 2024
Mitch Reback	Chief Financial Officer	Adoption	August 31, 2023	X		up to 116,602 ******		November 30, 2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The number of shares sold will be dependent on the satisfaction of certain conditions as set forth in the written plan.

**** This 10b5–1 trading arrangement includes up to 103,875 shares subject to restricted stock unit awards previously granted to Mr. McPhail that may vest and be released on or before November 30, 2025 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Mr. McPhail pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable

***** This 10b5–1 trading arrangement includes up to 48,500 shares subject to restricted stock unit awards previously granted to Ms. Gemperle that may vest and be released on or before December 3, 2024 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Ms. Gemperle pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable

****** This 10b5–1 trading arrangement includes up to 87,127 shares subject to restricted stock unit awards previously granted to Mr. Reback that may vest and be released on or before November 30, 2024 upon the satisfaction of the applicable service-based vesting conditions. The actual number of shares that will be released to Mr. Reback pursuant to the restricted stock unit awards and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sold to satisfy tax withholding obligations arising from the vesting of such shares and is not yet determinable

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

SWEETGREEN, INC.

Date: November 2, 2023	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)