Form 10-K
period 2023-12-31
Sweetgreen, Inc.
filed 2024-02-29
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.1 billion, based upon the last reported sales price on the New York Stock Exchange on June 23, 2023. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The registrant had 100,050,684 shares of Class A common stock and 12,929,094 shares of Class B common stock outstanding as of February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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
•our expectations regarding the effects of inflation, increased interest rates, an economic downturn, higher labor rates, and increased supply chain costs, as well as any future pricing actions taken in an effort to mitigate the effects of inflation or other increases in our costs and expenses;
•our expectations regarding macroeconomics and geopolitical conditions and the resulting impact on our business and results of operations;
•our expectations about customer behavior trends as a result of economic conditions and macroeconomic, geopolitical, severe weather conditions, and other major events including expectations regarding the rate and frequency which employees return to offices following the COVID-19 pandemic and as a result of companies’ adoption of remote and hybrid working models;
•our expectations regarding our customers’ willingness to pay our prices for higher quality food;
•our growth strategy and business aspirations;
•our focus on opening additional restaurants, diversifying and expanding our menu, making investments in our Owned Digital Channels to attract new customers and increasing order frequency from our existing customers;
•our expectations regarding deployment of additional units of our Infinite Kitchen automation technology in new and existing Sweetgreen restaurants;
•our expectations regarding the effects of the plan we implemented in August 2022 to manage operating expenses;
•our operational changes and the expected benefits thereof;
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
•our expectations regarding our ability to attract and retain talent;
•our ability to achieve or maintain profitability;
•our ability to effectively manage and scale our supply chain; and
•the impact of pending or future litigation.

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. No restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2023. Further, as a result of material, temporary closures in fiscal year 2022, two restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2022. Such adjustment did not result in a material change to our key performance metrics. No restaurants were excluded from our Comparable Restaurant Base as of the end of fiscal year 2021.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash, credit card, or digital scan-to-pay. Digital scan-to-pay was eliminated during fiscal year 2023. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay, prior to its elimination, were included as part of our Owned Digital Channels.

Marketplace Channel. Marketplace Channel refers to sales to customers for delivery or pick-up made through third-party delivery marketplaces, including Caviar, DoorDash, Grubhub, Postmates, Uber Eats, ezCater, Sharebite, and others.

Native Delivery Channel. Native Delivery Channel refers to sales to customers for delivery made through the Sweetgreen website or mobile app.

Outpost and Catering Channel. Outpost and Catering Channel refers to sales to customers for delivery made through the Sweetgreen website or mobile app to our Outposts, which are our trademark offsite drop-off points at offices, residential buildings, and hospitals. In addition, our Outpost and Catering Channel includes our catering offerings, which refer to sales to customers made through our catering website for pickup at one of our restaurants or delivery to a customer-specified address.

Owned Digital Channels. Owned Digital Channels encompasses our Pick-Up Channel, Native Delivery Channel, and Outpost and Catering Channel, and purchases made in our In-Store Channel via digital scan-to-pay, prior to the elimination of digital scan-to-pay during fiscal year 2023.

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
•Changes in economic conditions and macroeconomic, geopolitical, and other major events, such as the recent COVID-19 pandemic, drive customer behavior trends, and could have an adverse effect on our business, financial condition, and results of operations.
•Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.
•Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.
•Our expansion into new markets may present increased risks.
•Severe weather conditions or natural disasters may adversely affect our restaurant sales and results of operations, and climate change may further increase these adverse effects.
•Pandemics or disease outbreaks have disrupted, and may continue to disrupt, our business, and have adversely affected our operations and results of operations.
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
•If we are not able to build, deploy, and maintain our proprietary kitchen automation technology, known as the Infinite Kitchen, in a timely and cost-effective manner, our growth plan, financial condition, and results of operations could be adversely affected.
•Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees, as well as any unionization or attempt to unionize at any of our restaurants, could have an adverse effect on our business, financial condition, and results of operations.
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

Sweetgreen, Inc., a Delaware corporation (together with its subsidiaries, “Sweetgreen”, “we”, “us” or the “Company”) is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 31, 2023, we owned and operated 221 restaurants in 18 states and Washington, D.C.
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
Our Core Menu
•Our core menu features 13 curated, signature items which are offered year-round in all of our locations, including our latest addition of protein plates.
•In addition to our core menu items, our single most popular item is the “custom” salad or bowl, which can include millions of combinations from 40-plus ingredients prepared fresh in each of our restaurants every day, as well as our made-from-scratch dressings.
•We keep our menu fresh by curating a smaller seasonal and limited time offer menu throughout the year. We believe our seasonal menu rotation, which celebrates the strength of our regional supply chain by highlighting fresh local ingredients, increases order frequency by introducing new flavor combinations for our customers to sample.
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
Our Real Estate

We opened 35 Net New Restaurants in fiscal year 2023. As we continue to expand, we are confident that our compelling restaurant-level economics will continue to work across geographies and market types.

We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach.

We continue to test new restaurant design concepts to bring Sweetgreen into a wider variety of trade areas and markets. We have thoughtfully designed all of our restaurants to both reflect the culture and feel of our local communities and to support our multiple digital channels including exterior pick-up windows and mobile pickup lanes for digital orders. We recently launched our second automated restaurant pilot with the opening of our Huntington Beach location. We continue to learn from these pilots and are incorporating our findings into more of our future restaurant openings.
Our Technology
Our Customer-Facing Digital Platform

We have a five-channel model that is designed to make it easy for our customers to order Sweetgreen how they want, whenever they want.

Pick-Up.    Customers place their order through our mobile app or website and pick it up from their chosen Sweetgreen location at the time most convenient for them.

Native Delivery.    We launched our Native Delivery Channel in January 2020, and believe it offers a superior customer experience to our Marketplace Channel, generally with lower menu item pricing than our Marketplace Channel, greater delivery radii than our Marketplace Channel in many locations, enhanced customization features, access to our seasonal menu items and ingredients, and access to exclusive promotions via Sweetgreen Rewards and Challenges.

Outpost and Catering.    Our Outpost and Catering Channel enables office workers or building residents to get their custom Sweetgreen order delivered directly to an outpost station at their location during a dedicated time window each day, with lower customer fees than our delivery channels. As of the end of fiscal year 2023, we had 821 live Outpost locations.

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
In-Store.    In addition to a strategic focus on our Owned Digital Channels, our In-Store Channel is core to our platform and serves as a critical path to attract new customers via our iconic physical locations. Digital scan-to-pay was eliminated during fiscal year 2023. Prior to the elimination of digital scan-to-pay, customers could pay digitally using the “scan-to-pay” feature on our mobile app. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay, prior to its elimination, were included as part of our Owned Digital Channels.
Marketplace.    Our Marketplace Channel often serves as an effective means to reach new digital customers who have not used our native mobile app or website before. We then aim to convert Marketplace customers to our digital platform.

For fiscal year 2023, 36% of our revenue was from our Owned Digital Channels, as compared to 41% from our Owned Digital Channels in fiscal year 2022. When including orders placed on our Marketplace Channel, this digital share increases to 59% of our fiscal year 2023 revenue, as compared to 62% of our revenue in fiscal year 2022. The convenience of our multi-channel approach, combined with our ability to offer personalized content and recommendations, results in a highly engaged cohort of habitual Sweetgreen customers. Not only are our owned digital users our most frequent customers, but the average order value (which is the dollar value of an order exclusive of taxes and any fees paid by the customer) for orders placed on our Owned Digital Channels is higher than Non-Digital orders placed through our In-Store Channel.
Proprietary Technology Powers our Operations at Scale
In addition to our customer-facing digital platform, we have also invested in technology to support our back of house operations and simplify the work of our team members. These investments include leveraging systems that manage inventory in our restaurants to ensure freshness, guide prep work, optimize our meal assembly process, and manage our team members’ output to enhance our order fulfillment times.

In 2021, we acquired a kitchen automation technology company, Spyce, and have further developed and deployed Spyce’s kitchen automation technology, which we refer to as the Infinite Kitchen. We deployed units of the Infinite Kitchen in two of our restaurants during fiscal year 2023, and expect to deploy additional Infinite Kitchen units in new and existing Sweetgreen restaurants. In 2023, our Infinite Kitchen was named as one of Time’s Best Inventions, which recognizes 200 extraordinary inventions that changed the way we live, work, play, and think about what’s possible.

Our Marketing Strategy

Our brand has been designed to inspire consumers to live healthier. By connecting food and culture to amplify our mission, we use a carefully crafted combination of brand, retail, and digital marketing to build awareness, generate sales, and drive brand love. In 2023, we were named one of Fast Company’s Brands That Matter, which recognized companies and nonprofits that have undeniably impacted business and culture.

Since inception, we have collaborated with some of the world’s best chefs, athletes, musicians and thought leaders in our communities to help us amplify the power of healthy food. Combined with an expansive menu strategy spanning beyond salads into hearty entrée options and dayparts, our goal is to shift the paradigm of what’s possible when it comes to convenient food at scale and positively impact how the next generation connects to healthy eating.

To drive customers from awareness to consideration to conversion, we have invested in robust customer relationship management capabilities and paid media strategies across search, social media, and search engine optimization, as well as implemented customized digital experiences through our app. Our investment in a sophisticated marketing technology stack enables us to better understand our customers—how they first discover Sweetgreen, what they order, and what makes them return. We also use our restaurants as the face of our brand to attract new customers and as a canvas to execute national brand campaigns, menu launches, and local initiatives.
Our People

Our Team and Culture

Our approach to team and culture is consistent with one of our core values of “Win, Win, Win”. We believe that obsessing over the team member experience is a “win” for our team members, our customers, and our company. We benefit from the ability to attract and retain the best talent, and from having team members that are motivated to deliver an exceptional experience to our customers. We hire team members who are passionate about our purpose and strive to maintain a friendly, fun, and positive work environment. We pay competitive wages and believe we offer best-in-class benefits relative to the industry, including medical, dental, and vision insurance for eligible employees and their spouses or domestic partners, paid time off, paid parental leave, and equity incentives for our Head Coaches. In 2023, Built In included Sweetgreen in their “U.S. Best Places to Work” list, and Forbes recognized Sweetgreen as one of “America’s Best Midsized Employers.”

Our Restaurant Team Structure and the Pathway to Opportunity

We believe we have designed a transparent and structured career learning path. By providing opportunities for advancement, professional development, and ultimately leadership, we have been able to promote high-performing talent and by extension scale our Sweetgreen culture. At Sweetgreen, the best leaders come from within—we develop a talent-rich pipeline by having a clear promotional track for team members to become a Head Coach (our title for a store manager) within as few as three years. During fiscal year 2023, 47% of open restaurant leadership roles were filled with promotions of existing employees. We also saw our average Head Coach tenure grow from 36 to 40 months.

Commitment to Diversity and Inclusion

We believe that diversity, equity, and inclusion give us a competitive edge. It allows us to tap into a wider pool of knowledge, skills, and experiences, which in turn enhances our ability to innovate, attract and retain top talent, and improve our team dynamics. We are committed to representation at all levels and a culture of inclusion where all individuals, regardless of their background, can contribute. To that end, we provide all employees with cultural competency and unconscious bias training and measure workforce representation quarterly. In 2023, Newsweek recognized us as one of "America's Best Workplaces for Diversity." Moreover, we are proud to have achieved a 100% score in the Human Rights Campaign's Corporate Equality Index for two consecutive years.

Employees

As of December 31, 2023, we had a total of 6,186 employees, 309 of whom worked at our Sweetgreen Support Center and 5,877 of whom worked in our restaurants.

Our Impact
Our mission to build healthier communities by connecting people to real food extends to positively impacting the lives of our customers, team members, and citizens of the communities we serve. Below are select examples of the ways we give back to our local communities.
•Donating Healthy Meals: During each new restaurant opening, we distribute fresh Sweetgreen meals to local charities such as food pantries and soup kitchens to help alleviate food insecurity in the community. Additionally, for every meal purchase on opening day, we donate a meal to a local nonprofit impact partner to distribute to someone in need. Together, through our new restaurant opening meal donation program, we donate up to 100,000 meals annually.
•Fundraising for Local Charities: Our restaurants are more than just places to eat; they are community hubs where we make a positive impact. One way we do this is by hosting fundraisers to support causes that our customers care about, such as parent-teacher associations and youth sports leagues.
•Volunteering as a Team: We empower our team members to volunteer with causes they are passionate about by offering up to 5 hours of paid volunteer time off for eligible employees annually. In 2023, our restaurant teams collectively volunteered over 5,000 hours to local events such as food distributions and community gardens.

Competition
We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery, and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and as a result, these competitors may be better positioned to succeed in the highly competitive restaurant industry. Among our competitors are a number of multi-unit, multi-market, fast-food, or fast-casual restaurant concepts, some of which are expanding nationally, including companies like Chipotle, CAVA, McDonald's, Panera Bread, and Shake Shack, as well as other quick service salad and health food concepts.
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence over the last few years, including by enabling delivery and take-out through their digital applications. In particular, we face increasing competition from delivery kitchens, food aggregators and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, ezCater, Sharebite, and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver Sweetgreen food to customers. These food delivery marketplaces own the customer data for Sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service and have increased their reliance on take-out or delivery during and since the COVID-19 pandemic, and competition is expected to continue to increase. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.
Trademarks and Other Intellectual Property
We protect our intellectual property primarily through a combination of trademarks, domain names, copyrights, and trade secrets. Since our inception, we have undertaken to strategically and proactively develop our trademark portfolio by registering our trademarks and service marks in the United States and various strategic foreign jurisdictions. Domestically, we registered our core marks (“Sweetgreen,” “SG,” and the Sweetgreen logo) and certain other marks, such as “SG Outpost,” “Sweetgreen Outpost,” and “SweetPass.” Internationally, we currently have registered our core Sweetgreen mark, along with selected other marks, in foreign jurisdictions including Australia, Canada, China, the European Union, Hong Kong, Japan, Mexico, South Korea, and the United Kingdom. Most of our marks are registered in multiple international trademark classes, including for restaurant services and related goods and services. We are currently pursuing additional trademark and trade dress registrations in the United States and abroad and will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Additionally, as a result of the acquisition of Spyce Food Co. (“Spyce”), we have two issued patents and four patent applications pending in the United States, and one issued patent in the People’s Republic of China. We intend to pursue additional patent protection (including in respect of Spyce’s automation technology) to the extent we believe it would be beneficial and cost-effective. We have obtained a registration of the Sweetgreen.com domain name as well.
We have procedures in place to monitor for potential infringement of our most important intellectual property, and it is our policy to take appropriate action to enforce our intellectual property, taking into account the strength of our claim, likelihood of success, cost, and overall business priorities.
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

Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local laws (such as fair work week laws, immigration laws, laws governing the employment of minors, various wage & hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in material fines, penalties and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
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
Data Privacy and Security

In the ordinary course of our business, we may process personal or other sensitive, proprietary, and confidential information. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) (EU GDPR and UK GDPR collectively as “GDPR”), the ePrivacy Directive, and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia, Colorado, Connecticut, and Utah have passed comprehensive data privacy and security laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal data, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the California Privacy Rights Act of 2020 (the “CPRA”), which became effective January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law.

Foreign data privacy and security laws (including but not limited to the GDPR) impose significant and complex compliance obligations on entities that are subject to those laws. As one example, the EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. These obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority or authorities and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

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
Available Information

Sweetgreen’s Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”), are publicly available free of charge on the Investor Relations section of our website at investor.sweetgreen.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance guidelines, code of business conduct and ethics and Board committee charters are also posted on the Investor Relations section of Sweetgreen website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report Sweetgreen files with, or furnishes to, the SEC.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition, and results of operations, and the trading price of our Class A common stock could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our common stock.

Risks Related to Our Business, Our Brand and Our Industry
We operate in a highly competitive industry. If we are not able to compete effectively, it could have an adverse effect on our business, financial condition, and results of operations.
We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments are highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location, and the ambience and condition of each restaurant. Our competition includes a variety of locally owned restaurants and national and regional chains offering dine-in, carry-out, delivery, and catering services. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and as a result, these competitors may be better positioned to succeed in the highly competitive restaurant industry. Among our competitors are a number of multi-unit, multi-market, fast-food, or fast-casual restaurant concepts, some of which are expanding nationally, including companies like Chipotle, CAVA, McDonald's, Panera Bread, and Shake Shack, as well as other quick service salad and health food concepts.
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we will face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence over the last few years, including by enabling delivery and take-out through their digital applications. In particular, we will face increasing competition from delivery kitchens, food aggregators and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, ezCater, Sharebite and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver Sweetgreen food to customers. These food delivery marketplaces own the customer data for Sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.

Any inability to successfully compete with the restaurants or other food companies in our markets and other restaurant segments will place downward pressure on our customer traffic and/or pricing and may prevent us from increasing or sustaining our growth rate or revenue and reaching profitability. Customer tastes, nutritional and dietary trends, methods of ordering, traffic patterns and the type, number, and location of competing restaurants, and ability to timely and effectively deliver food often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our restaurant competitors offer lower-priced menu options, meal packages, loyalty or promotional programs, or offer breakfast, whereas we currently offer only lunch and dinner. Our sales could decline due to changes in popular tastes, “fad” food regimens, and media attention on new restaurants. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu offerings to trends in eating habits. Because of the ample competition in our industry, if our menu does not continue to innovate and provide premier quality food, we may lose customers as a result of a lack of variety or quality. In addition, both fast-food and fast-casual dining segments have implemented and may continue to implement deep discounting strategies to attract customers which may increase competition or require us to implement discounting strategies to remain competitive. Beginning in August 2022, we implemented certain cost cutting measures to manage operating expenses at the Sweetgreen Support Center and increased menu prices of certain items in 2022 and 2023, with a focus on achieving profitability on an Adjusted EBITDA basis (the “Plan”). We may have to implement additional cost cutting measures or implement additional menu price increases to achieve this goal in future fiscal periods. These cost cutting measures may reduce our ability to compete effectively, which would have an adverse effect on our business, financial condition, and results of operations.
Changes in economic conditions and macroeconomic, geopolitical, and other major events, such as the recent COVID-19 pandemic, drive customer behavior trends, and could have an adverse effect on our business, financial condition, and results of operations.

The restaurant industry depends on customer discretionary spending. The United States recently experienced heightened inflation and economic uncertainty. Going forward, the United States, or one or more of the geographic regions in which we operate, may suffer from depressed economic activity, continued or higher inflation, increased interest rates, recessionary economic cycles, higher fuel or energy costs, low customer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect customer discretionary spending and have an adverse effect on our business and financial condition. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, including as a result of inflation. Traffic in our restaurants and the volume of pick-up on our Native Delivery, Outpost and Catering, and Marketplace Channels was adversely affected during the COVID-19 pandemic and could decline again if customers choose to reduce the amount they spend on meals or choose to spend more on food from grocery stores as opposed to ordering from our restaurants. Negative economic conditions might cause customers to make long-term or permanent changes to their discretionary spending behavior, including as it relates to dining out, picking up, or ordering delivery. For example, our customers may choose to order from us less frequently or purchase meals at a lower-priced competitor.

Current macroeconomic conditions, such as inflation and high interest rates, increase the risk of a potential recession. These macroeconomic conditions can negatively impact consumer discretionary spend for our products. For example, beginning June 2022, we saw, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of these macroeconomic conditions and an unprecedented increase in summer travel and a slower than expected return to office. Negative trends in sales, including as a result of prolonged adverse changes in macroeconomic conditions, have in the past caused us and could cause us in the future to, among other things, further reduce our workforce, reduce the number and frequency, or location of new restaurant openings, close restaurants or delay remodeling our existing restaurants, or recognize further asset impairment charges.

Further, during the COVID-19 pandemic, our in-restaurant foot traffic significantly declined, our Outpost Channel significantly diminished, and our Native Delivery and Marketplace Channels significantly increased. During fiscal year 2023, we continued to see increased sales in our In-Store Channel compared to fiscal year 2022 and 2021, but it has not recovered to pre-pandemic levels, and it is uncertain if it ever will. We believe that we are seeing customers shift from our Owned Digital Channels to our In-Store Channel and Marketplace Channel, and this is one reason why our percentage of revenue from our Owned Digital Channels has recently declined. Our owned digital users have historically been our most frequent customers, and the average order value for orders placed on our Owned Digital Channels is higher than Non-Digital Orders placed through our In-Store Channel. Both short and long-term customer behavior trends are uncertain for all of our channels and the duration of such trends is unknown. In particular, it is uncertain whether, and how frequently, workers will return to offices in urban centers, such as midtown Manhattan or downtown Chicago, on a consistent basis, and even if they do, whether they will have a more flexible work schedule, which could reduce our revenues at our urban locations. To date, employees have returned to offices at a slower rate than anticipated and many companies have shifted to a fully remote or hybrid workforce. If the shift toward remote work continues and workers do not return to offices in urban centers, or work from those locations less frequently, our business, financial condition, and results of operations could be adversely affected for an uncertain period of time, even if customers otherwise resume pre-pandemic levels of discretionary spending. Additionally, as consumer behavior trends have changed during and following the COVID-19 pandemic, we have seen an increase in summer travel, which has and may continue to impact the demand for our products. As a result of all of these factors, we may make the decision to temporarily or permanently close certain of our impacted locations, or change our plans for future restaurant locations.
Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.

One of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. In fiscal year 2023, we had 35 Net New Restaurant Openings, and in fiscal year 2022 we had 36 Net New Restaurant Openings. In the past, we have experienced delays in opening restaurants due to, among other things, supply chain challenges, wage and commodity cost increases as a result of inflation, construction delays, and permitting delays in new developments. Such delays could happen again in future restaurant openings.

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
One of our challenges is locating and securing an adequate supply of suitable new restaurant sites, both in new geographic markets and in our existing geographic markets where we may already be located at the most desirable restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan or meet our economic objectives in new or existing geographic markets. Our ability to identify, secure, and open new restaurant sites also depends on other factors, including:
•identifying and securing an appropriate site and selecting the best restaurant format for that given site and market (including determining whether to test new restaurant formats, including any formats incorporating automation technology), which requires consideration of the likely effectiveness of our multi-channel approach at the site, the size of the site, traffic patterns, local retail and business attractions and infrastructure that may drive high levels of customer traffic and sales, proximity of the site to existing restaurants, and anticipated commercial, residential and infrastructure development near the site, all of which has become more challenging with the uncertainty of companies’ return-to-office plans in various locations;
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
•obtaining construction materials and labor at acceptable costs, particularly with the increase in inflation;
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

We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. In particular, our restaurants have historically been heavily concentrated in large urban areas (such as New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas), and we do not currently have any restaurants in any markets outside of the United States. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, product, hiring and training, occupancy, or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, or customer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets, particularly as we expand outside of large metropolitan areas and into more suburban and residential areas, as well as more diverse geographic markets. We may also need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness and attract new customers, particularly if we don’t have high brand awareness in such markets. In addition, because we try to locally source as many of our food ingredients as practicable, we may have difficulty sourcing our ingredients from local suppliers and distributors that are in close proximity to our new markets and that meet our quality standards and are appropriate for our distribution model and Food Ethos. Because of the local nature of our supply chain, our costs of goods may increase significantly in a new market and supply chain availability may be limited by the climate and the grower network in a specific market. We may find it more difficult in new markets to hire, motivate, and keep qualified employees who share our vision, passion and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets, if our local supply chain only supplies ingredients for comparatively fewer restaurants or if we need to comply with new labor and employment regulations in such market. As a result, these new restaurants may be less successful or may not achieve desired growth rates or sales targets as quickly as our existing restaurants across our multiple channels. We may not be able to successfully develop critical market presence for our brand in new geographical markets as we may be unable to find and secure attractive locations, build name recognition, or attract enough new customers. Inability to fully implement, or failure to successfully execute, our plans to enter new markets could have an adverse effect on our business, financial condition, and results of operations. In the event we expand our operations outside of the United States, any such expansion may require partnering with and becoming reliant upon a third party, via a partnership, licensing agreement, joint venture, or other contractual relationship.

Severe weather conditions or natural disasters may adversely affect our restaurant sales and results of operations, and climate change may further increase these adverse effects.

Food service businesses such as ours can be materially and adversely affected by severe weather conditions or natural disasters, such as severe rain and snow storms, earthquakes, wildfires, tornadoes, hurricanes, flooding, prolonged drought, protracted heat or cold waves or other natural disasters. Such occurrences have in the past caused and can cause temporary closures of our restaurants, which impacts our sales at those restaurants. Such conditions may also delay construction of our new restaurants, cause damage to our restaurants that require costly repairs, or result in lost products and interruptions in supply. Global climate change has caused, and may continue to cause, more volatile and severe weather and natural disasters, including more severe storms, droughts, hurricanes, tornadoes, wildfires, and other natural disasters, may cause a rise in temporary or permanent closures of our restaurants, increased damage to those restaurants, and growing construction delays with respect to our new restaurant openings. Accordingly, volatile weather is likely to adversely affect our business, financial condition, and results of operations. These events are beyond our control and, in many instances, unpredictable.

In addition, adverse weather conditions, particularly in the winter months in some of our largest markets such as New York City, Boston, the Washington, D.C./Virginia/Maryland metropolitan region and Chicago or unexpected adverse weather conditions in markets such as Los Angeles, Georgia, Texas or Florida, may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods, which could have an adverse impact on our revenues. Many of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue. As a result of adverse weather conditions, temporary or prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects of future weather-related events.

Pandemics or disease outbreaks have disrupted, and may continue to disrupt, our business, and have adversely affected our operations and results of operations.

Pandemics or disease outbreaks such as the COVID-19 pandemic have impacted and are likely to continue to impact our business and results of operations, in particular due to the negative impact on in-restaurant foot traffic and working from the office, difficulties staffing our restaurants, challenges in obtaining supplies, and increasing commodity costs. For example, during the COVID-19 pandemic, many state and local authorities mandated various public health measures, compliance with which was been challenging, costly and required significant management attention and oversight.

Any pandemics or disease outbreaks could adversely affect our ability to implement our growth plans, recruit new team members, and cause delays in construction, permitting, or opening of new restaurants, as well as have an adverse impact on our overall ability to successfully execute our plans to enter into new markets. These and any additional changes may adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.

Furthermore, as we experienced during the COVID-19 pandemic, in the event of a pandemic or disease outbreak, the risk of contracting such disease could cause customers or employees to avoid gathering in public places, which could have adverse effects on our restaurant customer traffic, the ability to adequately staff restaurants, and our Outpost Channel given work-from-home policies and reduced office schedules. Even if a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition, and results of operations.

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
Additionally, our restaurants and locations must be able to support growth of not only our In-Store and Pick-Up Channels, but also, depending on location, orders through our Native Delivery, Outpost and Catering, and Marketplace Channels. While we attempt to select our locations to maximize all of our channels, we may not be effective in doing so (particularly as a result of potential long-term changes in customer behavior, such as may be the case with respect to companies’ return-to-office plans and remote or hybrid work environments as a result of the COVID-19 pandemic), which could lead certain restaurants to be under capacity and other restaurants to be at, or over, capacity. We have begun to develop store concepts including automation technology, which we refer to as our Infinite Kitchen, and may also prioritize the development, or future development, of new restaurant formats, such as walk-up, drive-in, or drive-thru formats. We do not have significant experience in operating such new restaurant formats (including any store formats incorporating the Infinite Kitchen), and we may not be able to operate them as efficiently as we operate our traditional restaurant formats. We have in the past determined to close certain restaurants due to performance and may do so again in the future, which may adversely affect our business, financial condition and results of operations.
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
Brand value is based in part on customer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring and whether originating from us or our business partners, from any of our employees or third-party spokespersons that represent the brand, or even from unrelated food services businesses, if customers associate those businesses with our own operations, that erode customer trust can significantly reduce brand value, potentially trigger boycotts of our restaurants or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of data privacy, claims by current or former employees, particularly claims of discrimination or harassment, controversial social media posts by current or former employees or by other individuals that we work with to market our products, contaminated or unsafe food, including allergens, product recalls, workforce reductions, store employees or other food handlers infected with communicable diseases, failure to follow proper safety protocols, customer complaints, or other potential incidents discussed in this risk factors section.
Customer demand for our products and our reputation could diminish significantly if we, our employees, delivery partners, or other business partners fail to preserve the quality of our products, do not provide orders in a timely fashion, act or are perceived to act in an unethical, illegal, racially biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content, or sale of our products, our employment practices, service and treatment of customers at our restaurants, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions, or fail to deliver a consistently positive customer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished, which could have an adverse effect on our business, financial condition, and results of operations. We have also invested in technology, including our Infinite Kitchens, to support our back of house operations and simplify the work of our team members. If our customers react negatively to these operational changes (in particular the use of automation in our restaurants equipped with Infinite Kitchens), our brand value may be diminished, which could have an adverse effect on our business, financial condition, and results of operations.
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
We cannot guarantee that our internal procedures and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses such as salmonella, Cyclospora, E. coli, and hepatitis A. Moreover, our internal team may fail to report unsafe or unsanitary conditions in accordance with our internal procedures. The ingredients we handle in our restaurants (such as leafy greens and raw chicken) are among the highest risk foods when it comes to food safety and foodborne illness. In addition, we freshly prepare many of our menu items at our restaurants, which may put us at even greater risk for foodborne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of foodborne illness may also increase whenever our menu items are served outside of our control, including orders through our Pick-Up, Native Delivery, Outpost and Catering, and Marketplace Channels, particularly if such food is not delivered or consumed within the recommended time period. In the event of a potential food safety incident, the protocols and procedures that we have in place, and the public statements we make, to respond to such an incident may not be sufficient and any disruption to these protocols, procedures and public statements could also adversely impact the safety of our customers and our reputation.
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
We have incurred significant losses since inception. During fiscal year 2023, we incurred a net loss of $(113.4) million and in fiscal year 2022 we incurred a net loss of $(190.4) million. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future, in particular, as we continue to: open new restaurants within existing and new markets; launch new restaurant formats; offer promotions; invest in our multiple product channels, including our Owned Digital Channels, and our Marketplace Channel, and other corporate infrastructure at our Sweetgreen Support Center; expand marketing channels and operations; add new products and offerings; and develop, enhance or invest in technologies to help grow our business, including our Infinite Kitchen technology and our smartphone application. Additionally, our restaurants require costly ongoing maintenance and renovations, and we expect to temporarily close certain of our restaurants while we perform maintenance and renovations, which is likely to further affect our results of operations. As a result, our net losses may increase while we continue our planned expansion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability in many of our largest markets, and even if we do, we may not be able to maintain or increase profitability. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset expenses. We have previously implemented cost cutting measures, including workforce reductions, to offset these pressures. If as a result of macroeconomic or geopolitical conditions, or as a result of legal regulations, wage rates or costs of goods sold continue to increase, or if consumer demand softens, we may have to implement additional cost cutting measures in order to achieve profitability, and such measures may or may not be successful.

Many of our efforts to generate revenue, particularly our investment in our Native Delivery, Outpost and Catering, and Marketplace Channels are new and unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability, particularly if these channels are not as successful as we forecast. For example, orders through our Native Delivery, Outpost and Catering, and Marketplace Channels are susceptible to delivery delays, or orders being cancelled by couriers, which are largely as a result of our reliance on third-party fulfillment services and are outside of our control. Additionally, due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party delivery fees in order to fulfill deliveries, sales through these channels have historically had lower margins than our In-Store and Pick-Up Channels, particularly in California. If we are unable to operate our Native Delivery, Outpost and Catering, and Marketplace Channels effectively and achieve scale, or if these lower margin channels increase as a total percent of company sales relative to higher margin ordering channels, we may not be able to achieve profitability in the near term or at all.

If we are not able to build, deploy, and maintain our proprietary kitchen automation technology, known as the Infinite Kitchen, in a timely and cost-effective manner, our growth plan, financial condition, and results of operations could be adversely affected.

In 2021, we acquired Spyce primarily to further develop and deploy Spyce’s kitchen automation technology, which we refer to as the Infinite Kitchen. We have deployed Infinite Kitchen units in two of our restaurants, and expect to deploy additional Infinite Kitchen units in new and existing Sweetgreen restaurants. Our operations in restaurants that use the Infinite Kitchen heavily depend on the seamless functioning of those systems. Any technical malfunctions, software glitches, hardware failures, or other disruptions to the operations of the Infinite Kitchen could result in reduced efficiency, dissatisfaction amongst our customers, harm to our reputation, food loss and its associated costs, and revenue loss. A significant and continuing malfunction or failure of an Infinite Kitchen may require us to close the store containing that Infinite Kitchen, and we may not be able to repair that Infinite Kitchen and reopen that store in a timely manner or at all. We have limited operating experience with the Infinite Kitchen technology so as to determine its reliability, and we have limited experience conducting maintenance activities and repairs with respect to this technology. Any store closures caused by the significant malfunction or failure of an Infinite Kitchen unit could have an adverse effect on our business, financial condition, and results of operations.

Our growth plan contemplates the deployment of additional Infinite Kitchen units in new and existing Sweetgreen restaurants. We may be unable to manufacture and deploy Infinite Kitchen units in the time, and at the quantity, necessary to meet that growth plan. We rely on third party vendors and suppliers for the manufacture of Infinite Kitchen units. Any issues with these vendors and suppliers, such as supply chain disruptions, contractual disputes, or business continuity issues, could adversely affect our ability to manufacture and deploy Infinite Kitchen units in a timely manner or at all. Further, the costs associated with Infinite Kitchen technology components, and the manufacturing and assembly thereof, may increase in the future. Any such increases may cause the manufacture and deployment of additional Infinite Kitchen units to become cost-prohibitive for our business. If we fail to manufacture and deploy Infinite Kitchen units in a timely manner, we may cause delays in the opening of new restaurants that are designed for those units, which may result in delays in the realization of revenue from those new restaurants, a failure to achieve our growth plan, and adverse impact on our financial condition and results of operations.

The kitchen automation industry is characterized by rapid technology advancements and innovation. Several third parties have developed, or are seeking to develop, technology that competes with our Infinite Kitchen technology. If any of those third parties are successful in developing and deploying such technology, and if that technology is made available to our competitors at a lower price than what we pay for Infinite Kitchen units, or if that technology offers significant additional benefits to our competitors, our business may suffer. Additionally, if any third party owns or acquires intellectual property rights related to kitchen automation technology, those intellectual property rights may limit our ability to develop, manufacture, and deploy our Infinite Kitchen technology, and may result in one or more disputes with that third party with respect to our Infinite Kitchen technology.

If we are not able to hire, train, reward, and retain a qualified workforce and/or if we are not able to appropriately optimize our workforce or effectively manage our growth in our restaurants, our growth plan and profitability could be adversely affected.
We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our customers, which we refer to as the “sweet touch.” In addition, our ability to continue to open new restaurants depends on our ability to recruit, train and retain high-quality restaurant team members to manage, lead and work in our restaurants. Maintaining appropriate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning, which has become more complex due to recent significant staffing and hiring issues in the restaurant industry throughout the country, as well as laws related to wage and hour violations or predictive scheduling (“fair workweek”) in many of our markets and New York City’s “just cause” termination legislation applicable to our industry, which went into effect in July 2021. Additionally, while our employee turnover rate has recently decreased, we have historically had high turnover rates. We believe our high turnover rate is caused by a number of factors, including that our restaurants tend to be very busy during peak lunch and dinner hours, and that our restaurant employees perform a significant amount of prep work in our restaurants. We have taken, and will continue to take, a number of steps in order to reduce our turnover, but we cannot be certain that our turnover rates will continue to decrease, and they may instead increase in the future. If we fail to appropriately plan our workforce and/or fail to reduce our turnover at our restaurants, it could adversely impact guest satisfaction, operational efficiency, and restaurant profitability.
Moreover, to optimize our organizational structure, including in response to the COVID-19 pandemic and recent macroeconomic conditions and their impact on our business, since the beginning of fiscal year 2020, we have undergone reductions in workforce at our Sweetgreen Support Center, including in the third quarter of fiscal year 2022 and may in the future implement other reductions in workforce or restructurings. Any reduction in workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction in workforce, delay in development of critical technology or business optimization programs due to gaps in knowledge transfer and new employee ramp up time, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. If we fail to recruit and retain restaurant team members or corporate employees in a timely or efficient manner or experience higher employee turnover levels in either our restaurants or Sweetgreen Support Center, our ability to open new restaurants and grow sales at existing restaurants may be adversely affected, and we may experience higher than projected labor costs and otherwise impact our Restaurant Level Profit Margin.
Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees, as well as any unionization or attempt to unionize at any of our restaurants, could have an adverse effect on our business, financial condition, and results of operations.

Labor is a significant component in the cost of operating our restaurants. We may experience increased labor costs because of increased competition for employees and inflation, higher employee turnover rates, inefficiency in scheduling our employees, increases in the federal, state, or local minimum wage, or increases in other employee benefits costs (including costs associated with health insurance coverage). If we experience increased labor costs, our operating expenses would increase and our growth could be negatively impacted. Starting in April 2024, California legislation will require certain restaurant chains, including Sweetgreen, to pay a minimum per hour wage of $20 to restaurant employees in California. A state-appointed council may increase this minimum wage annually. We expect to offset the increased labor costs from such legislation by increasing our menu prices, but our customers may be unwilling to pay those higher prices. If we are unable to offset these increased labor costs by increasing our menu prices, this legislation may negatively impact our Restaurant Level Profit Margin.

Our success depends in part upon our ability to attract, motivate, and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to align with our expansion plans and multi-channel approach. In the event we cannot sufficiently staff our restaurants, we may from time to time have to temporarily close some of our channels (including potentially certain of our Owned Digital Channels) or close for certain portions of the day and/or days of the week. Because of the busy nature of our restaurants, it is critical that we have a high level of labor productivity and if we do not maintain high engagement or deployment in our restaurants (including in new restaurants and in new markets), it could have an adverse effect on our business. As described above, we have historically had turnover rates that are higher than industry average. Our ability to recruit and retain restaurant employees may delay the planned openings of new restaurants, limit the operations of our existing restaurants or result in higher employee turnover in existing restaurants, which could have an adverse effect on our business, financial condition, and results of operations. Competition for these employees could require us to pay higher wages, which could result in higher labor costs. In addition, if we fail to adequately monitor and proactively respond to employee dissatisfaction or complaints, it could lead to poor employee satisfaction, higher turnover, litigation, and unionization efforts, which have started to become more prevalent in the hospitality industry.
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
If we are unable to introduce new or upgraded products, menu items, services, channels, technology or features that our customers recognize as valuable, we may fail to retain existing customers and attract additional customers. Our efforts to develop new and upgraded products, menu items, services, channels, technology, and features on could require us to incur significant costs.
To continue to attract and retain customers, we will need to continue to invest in the development of new products, menu items, services, channels, technology and features that add value for customers, and that differentiate us from our competitors. For example, in fiscal year 2023, we deployed Infinite Kitchen units in two restaurants to allow us to serve our food with even better quality, consistency, and efficiency in our restaurants; Also in fiscal year 2023, we began cooking our ingredients exclusively using olive oil, and we also launched protein plates, which is our first major entree category expansion in three years and is part of our long-term strategy to appeal to a larger number of potential customers. We also frequently launch seasonal and limited time offers, as well as digital exclusive items and menu collections throughout the year to attract and retain customers. We have recently reduced the frequency of seasonal and limited time offers. The success of such new products, menu items, services, channels, technology and features depend on several factors, including the timely completion, introduction and market acceptance of such things. If our customers do not recognize the value of our new products, menu items, services, channels, technology or features, they may choose not to continue to purchase products from us, or may reduce the size or frequency of their purchases, which could have an adverse effect on our business, financial condition, and results of operations.
Developing and delivering these new or upgraded products, menu items, services, channels, technology or features may increase our expenses, as this process is costly and we may experience difficulties in developing and delivering these new or upgraded offerings, which may prevent us from achieving or maintaining profitability. Moreover, any such new or upgraded products, menu items, services, channels, technology, or features may not work as intended, provide the intended level of functionality or provide the intended value to our customers. In particular, our planned investment in developing, deploying, and maintaining our Infinite Kitchen technology could cost more and could take longer to develop than we initially expect. Efforts to enhance and improve the ease of use, responsiveness, functionality and features of our existing websites and applications have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded products, menu items, services, channels, technology, or features, our customers may choose not to order through certain of our channels or at all, and instead order from other restaurants or delivery marketplaces, which could have an adverse effect on our business, financial condition, and results operations. Our competitors may have larger or more experienced engineering teams as well as more resources to dedicate to developing or upgrading digital ordering platforms via third-party engineering partners, which may make such competitors’ products or services more attractive to customers.

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
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from our suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, our inability to accurately forecast our supply needs, problems in production or distribution, food contamination, inclement weather, or other conditions could adversely affect the availability and cost of food and supplies or the quality of our ingredients (including requiring distributors to provide substitute products, which may not be of equal quality), which could harm our operations and expose us to risk. We have a localized set of suppliers, and typically rely on a single regional distributor for each of our produce items and another single regional distributor for grocery products in each geographical market where we operate, which may make our supply chain inherently more difficult to manage than if we partnered with national distributors, which is the approach of many of our competitors. In addition, we partner with small and medium-sized farmers that have lower inventory levels and experience supply disruptions that place our business at risk. This may further limit our ability to grow and scale, and in some situations serve our customers on a daily basis. Additionally, our farmers may not maintain food safety certifications, which may increase our risk in the event of a food safety incident. We have developed a process to monitor food safety certifications and standards of our farmers and we do not generally source products from farmers that do not have a comprehensive a food safety plan. We periodically audit our farmers’ compliance with our food safety standards, and in the event of material noncompliance with our standards (which occurred with one of our pickle suppliers in fiscal year 2023 and with one of our chicken suppliers in fiscal year 2022), our policy is to pause our relationship with such farmer until they become compliant.
Any increase in the prices, or lack of availability, of the food products most critical to our menu due to natural forces like weather or climate change, due to companies offering more competitive terms to our local farmers, inflation, or other reasons could have an adverse effect on our business, financial condition, and results of operations. The markets for some of the ingredients we use, such as avocado, are particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, including as a result of food safety concerns, product recalls, and government regulation. Material increases in the prices of the ingredients most critical to our menu could adversely affect our business, financial condition, and results of operations or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from our suppliers and distributors at a reasonable cost. Because of the way our supply chain is structured, finding a substitute product that meets our culinary requirements in any one geographical market where we operate, particularly with respect to our fresh food products, may be difficult. We do not control the businesses of our suppliers or distributors, and our efforts to specify and monitor the standards under which they perform may not be successful. Since the beginning of fiscal year 2023, we have been experiencing supply chain disruptions for our bowls and plates, which has resulted in the use of alternative packaging solutions. This caused and may continue to cause a disruption in our stores and customer dissatisfaction, as well as higher costs of materials, and could cause store closures in the future. While we have secured alternative suppliers to address these disruptions, there can be no assurance we will be able to do so in the future on a timely basis, at commercially reasonable terms, or at all, and an interruption in supply of packaging could adversely affect our business, financial condition and results of operations, including in particular our margins.

If any of our distributors or suppliers performs inadequately or is unable to grow and scale with our business, or our distribution or supply relationships are disrupted for any reason, there could be an adverse effect on our business, financial condition, and results of operations. Currently, we typically have shorter-term contracts for the purchase or distribution of most of our food products and supplies. As a result, we may see certain of our food or supply costs increase with limited or no notice, and we may not be able to anticipate or react to such increases by adjusting our purchasing practices or menu prices, which could cause our results of operations to deteriorate. When we have fixed-price agreements in place for particular ingredients, the durations of those agreements typically range from six months to three years, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises, and other world events that may affect our ingredient prices. In the event of a dispute with a distributor or supplier, we may not have adequate contractual recourse, and any insurance maintained by our distributors and/or suppliers, or by us, may not be sufficient to cover the cost of a potential claim. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants such as packaging or paper products, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, we may choose not to, or may be unable to, pass along commodity price increases to customers. These potential changes in food and supply costs could have an adverse effect on our business, financial condition, and results of operations.

Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, including if we do not accurately forecast our needs (which has been historically challenging when there have been events outside of our control, such as the COVID-19 pandemic), or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies or, alternatively, receive lower-quality substituted products, which would have an adverse effect on our business, financial condition, and results of operations. Additionally, unanticipated store closures may result in our donation of an excess supply of perishable products, which may also have an adverse effect on our financial condition. As we expand into new markets, because of the local nature of our supply chain and our commitment to our Food Ethos, we may be unable to find vendors to meet our supply specifications or service needs as we expand. We could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have an adverse effect on our business, financial condition, and results of operations. For example, during the fourth fiscal quarter of 2022, as a result of extreme weather conditions, we experienced supply chain disruptions for key ingredients, such as romaine, arugula and tomatoes, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographic markets. There can be no assurance that we will be able to identify or negotiate additional or alternative sources on terms that are commercially reasonable to us, if at all. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have an adverse impact on our results of operations. Similarly, if we are unable to accurately forecast demand, we may end up with overages of custom and/or perishable products, which may result in food waste and in us paying suppliers or farmers for products that we do not end up using.
Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.
We use various third-party vendors to provide, support and maintain most of our management information systems and technology, including key elements of our applications, and we also outsource certain accounting, payroll and human resource functions to business process service providers. We also use third-party vendors for delivery and customer account management. The failure of any of these vendors to fulfill their obligations could disrupt our operations. For example, we use DoorDash as our preferred third-party delivery partner to power our Native Delivery Channel, and if DoorDash, or any future third-party delivery partner fails to fulfill its obligations or delivers unsatisfactory delivery service, for instance, by delivering orders late, by not having sufficient couriers to fulfill our orders, or by having a system outage, we will not be able to provide the proper delivery services to our customers through our native application, which is likely to lead to customer dissatisfaction and higher refunds or credits. We, and many of our third-party vendors, also rely on Amazon Web Services to operate our digital channels, and in the fourth quarter of fiscal year 2021, Amazon Web Services had an outage that disabled all of our digital channels for nearly an entire day, having a material impact on our business. Additionally, beginning in the fourth fiscal quarter of 2023, we started using technology from Stripe for account management for customers who have signed up on our smartphone application, including processing payments through our smartphone application. If Stripe, or any future third-party payment processing or account management partner, experiences any significant downtime, is unable to provide certain of its services or has a data security incident, it could have an adverse effect on our business, financial condition, and results of operations. Additionally, any changes we may make to the services we obtain from our vendors, or from any new vendors we employ, may disrupt our operations. These disruptions could have an adverse effect on our business, financial condition, and results of operations.

Additionally, we and certain of our vendors are subject to or affected by the technical requirements, terms of service, and/or policies of the third-party operating system platforms and application stores on which our mobile application depends, including those operated by Apple and Google. The operators of these platforms and application stores have broad discretion to impose technical requirements and change or interpret their policies in a manner unfavorable to us and our vendors, such as by imposing fees associated with access to their platforms, restricting how we collect, use, and share data, and limiting our ability to track users. For example, Apple recently announced restrictions that could adversely affect our advertising and marketing strategies by requiring iOS mobile applications to obtain a user’s opt-in consent to track them for advertising purposes. If we do not comply with the requirements, terms, or policies of the platforms and application stores where we offer our mobile application, we could lose access to users and our business would be harmed.
Failure to manage our growth effectively could harm our business and results of operations.
Our growth plan includes opening a number of new restaurants, investing in a significant amount of technology to make our operations more efficient, and managing operating expenses to support our growth. Our existing restaurant management systems and other technology, financial and management controls, leadership team and information systems may be inadequate to support our planned expansion and investments, which may negatively impact the quality of service provided to our customers. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train, and retain qualified managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our customer experience, and in turn, our business, financial condition, and results of operations.
We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade customers that food made with higher-quality, locally sourced ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to increase our pricing, or change our advertising or promotional strategies, which could adversely affect our business, financial condition, and results of operations or the brand identity that we have tried to create. We have increased our pricing several times in the past few years (including in fiscal years 2023 and 2022) and may increase prices further in the future due to the increased costs of labor or ingredients or other factors, which could negatively affect the loyalty of our existing customers and cause them to reduce their spending with us or impact our ability to acquire new customers, particularly as we expand our footprint into new geographies where customers might have greater price sensitivity. If customers are not persuaded that we offer a good value for their money, we may not be able to grow or maintain our customer base, which would have an adverse effect on our business, financial condition, and results of operations. Current macroeconomic conditions, such as inflation and higher interest rates, which have become more challenging during 2023 and 2022 and which we expect to continue to be challenging in fiscal year 2024, increase the risk of a potential economic downturn. An economic downturn negatively impacts consumer discretionary spend and, coupled with companies’ slower than expected return to office following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models), has led to our revenue growth slowing. Additionally, as a result of continued inflation, we experienced an increase in wage rates and costs of goods sold during fiscal year 2023, which has had a negative impact on our Restaurant Level Profit. In order to mitigate these risks, we have gradually increased menu prices or other customer fees and have implemented and may in the future have to implement additional cost-cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.
Changes in commodity and other operating costs, particularly due to climate change, could adversely affect our results of operations.
The profitability of our restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities, and other operating costs. Additionally, prices in certain of the commodity markets, including markets for key items, such as chicken, kale, and avocado, will likely continue to increase over time and may also become volatile due to climate conditions and other macroeconomic and geopolitical conditions, all of which are beyond our control and, in many instances, extreme and unpredictable (such as more frequent and/or severe fires and hurricanes). We can only partially address future price risk due to climate change through hedging and other activities, and therefore increases in commodity costs, particularly due to climate change, could have an adverse impact on our ability to achieve or maintain profitability. There can be no assurance that future cost increases can be offset by increased menu prices or that current or future menu prices will be fully absorbed by our guests without any resulting change to their demand for our products. In addition, there can be no assurance that we will generate revenue growth in an amount sufficient to offset inflationary or other cost pressures, particularly with the high rates of inflation in fiscal years 2023 and 2022.
The profitability of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, electricity and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. We have recently experienced an increase in freight related surcharges, an increase in food costs, and supply shortages from our vendors as a result of inflation and higher gas prices, which we expect to continue into fiscal year 2024.

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

We have recently had significant changes in our executive management team, and from time to time, may experience additional changes in our executive management team resulting from the hiring or departure of executives. While we seek to manage these transitions carefully, these and any other such changes may result in a loss of institutional knowledge and cause disruptions to our business. The loss of one or more of our executive officers, or other key employees could seriously harm our ability to successfully implement our business strategy and could impede the achievement of our growth objectives, including with respect to scaling the number of our restaurants and expansion into new markets and restaurant formats, improving our operations, advancing technological developments of our website and mobile application, and further developing, building, deploying, and maintaining our Infinite Kitchen units, which would have an adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must identify, hire, and retain highly skilled personnel. In particular, in connection with increasing our store count as well as our expansion into new revenue channels and new restaurant formats that rely on online ordering platforms and focus on the digital customer, such as our Native Delivery, Outpost and Catering, and Marketplace Channels, we must identify, hire and retain highly skilled software engineers, the hiring of which is competitive, and for which we may not be successful. We have previously implemented workforce reductions, and we may take similar actions in the future. Failure to retain or identify, hire, and motivate necessary key personnel could have an adverse effect on our business, financial condition, and results of operations.
Failure to maintain our corporate culture could have an adverse effect on our business, financial condition, and results of operations.

We believe that a critical component of our success has been our corporate culture and the internal advancement of our corporate values. We have invested substantial time and resources in building our team, both at our Sweetgreen Support Center and within our restaurants. In the future, we may find it difficult to maintain the innovation, teamwork, passion, and focus on execution that we believe are important aspects of our corporate culture. For example, we have previously implemented workforce reductions, and these actions have negatively impacted and may continue to negatively impact our corporate culture and company morale. Additionally, in connection with the Plan, in the third quarter of fiscal year 2022 we made changes to certain employee benefit programs in our restaurants and in our Sweetgreen Support Center to be more in line with industry benchmarks. These changes could have an impact on our brand, corporate culture and company morale.

As we have grown, we have hired leaders from a variety of different backgrounds and experiences and have historically had a significant amount of management turnover. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives. If we cannot maintain our corporate culture as we grow, it could have an adverse effect on our business, financial condition, and results of operations.
Our marketing strategies and channels will evolve and our programs may or may not be successful.

We incur significant costs and expend other resources in our marketing efforts to attract and retain customers. Our strategy includes public relations, digital and social media, targeted promotions (including reduced delivery fees), and in-store messaging, which require less marketing spend as compared to traditional marketing programs. As the number of restaurants increases, as our Native Delivery, Outpost and Catering, and Marketplace Channels expand and as we grow into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our company. Further, changes in customers’ expectations of privacy and limits to our ability to track users of our mobile application for advertising purposes, such as resulting from Apple’s requirement for iOS mobile applications to obtain a user’s opt-in consent before tracking them for advertising purposes, could decrease the effectiveness of our current marketing strategies and increase our marketing costs, as we may not be able to efficiently use targeted advertisements and may need to increase our marketing expenditures to maintain our current level of customer acquisition. We rely heavily on social media for many of our marketing efforts. If customer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs. Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Many factors, including operating costs, constraints, or changes and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Further, our customers’ price sensitivity may vary by geographic location, and as we expand, our marketing strategies or pricing methodologies may not enable us to compete effectively in these locations. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, if our marketing strategies or pricing methodologies change, or should our marketing strategies or pricing methodologies be less effective than those of our competitors, it could result in an adverse effect on our business, financial condition, and results of operations.

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
Our focus on environmental sustainability and social initiatives may increase our costs, and our inability to meet our sustainability goals and any related disclosures requirements could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and management food sourcing. Through our mission, we have committed to supporting small and mid-size growers who are farming sustainably, to creating transparency around what’s in our food and where it came from, and to creating more accessibility to healthy, real food for more people. In connection therewith, we have announced our commitment to become carbon neutral, which involves reducing our carbon footprint by 50% and meaningfully offsetting where reduction is not yet possible, by 2027. Achieving this commitment, as well as any other environmental, social, and governance initiatives we may pursue, could be costly to implement, and we may not be successful. Furthermore, we are currently offering steak as an ingredient at certain of our restaurants on a trial basis and, if we decide to offer steak as an ingredient at any or all of our restaurants in the future, we expect this decision will increase the difficulty and cost of achieving carbon neutrality by 2027. In addition to our carbon neutrality commitment, we have transitioned to alternative bowls that do not contain more than trace amounts of PFAS. If we are not effective in addressing environmental, social, and other governance matters affecting our industry, setting and meeting relevant sustainability goals, diversity, equity, and inclusion targets, or fulfilling our mission or sustainability plans, our brand image may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Conversely, maintaining focus on our environmental sustainability goals may also expose us to scrutiny from members of the investment community or enforcement authorities who may disagree with aspects of our approach to environmental, social, and other sustainability matters.
We may require additional capital to support business growth, and this capital might not be available on reasonable terms or at all.

We intend to continue to make significant investments to support our business growth, including with respect to investments in expansion of our restaurant footprint and our multiple distribution channels, the introduction of new store formats, and the development of technology to enhance our operating efficiency, each of which might require additional funds to respond to business challenges or opportunities. For example, we may need to open additional restaurants, develop new products and menu items or enhance our products and menu items, and enhance our operating infrastructure. In particular, the continued development of our Infinite Kitchen technology could cost more than we currently expect. Additionally, if our operating losses continue or grow we may need to raise additional capital. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions or disruptions to, or volatility in, the credit or financial markets in the United States or worldwide. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
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

We are obligated under long-term, non-cancelable leases for all of our restaurants and both phases of our Sweetgreen Support Center. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Certain of our restaurant leases also provide for contingent rental payments based on sales thresholds. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease (or negotiate a buyout with the landlord) including, among other things, paying the base rent for the balance of the lease term. For example, we recently implemented the Plan pursuant to which we vacated the premises for the former Sweetgreen Support Center and moved to a smaller office space adjacent to its existing location, and in connection with which we incurred $7.4 million and $14.4 million of restructuring expense during fiscal year 2023 and 2022, respectively. To date, we have been unsuccessful in subleasing the vacated portion of the Sweetgreen Support Center, and it is unknown if we will be successful in doing so, and if so, on what commercial terms.

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
A significant portion of our restaurants are located in densely populated urban locations, such as midtown New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas. For fiscal years 2023 and 2022, approximately 28% and 32%, respectively, of our revenue was generated from our restaurants located in the New York City metropolitan area. As a result, adverse economic or other conditions in any of these areas could have an adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have an adverse effect on our overall business and operations.
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
We have in the past and may in the future make acquisitions of other companies, technologies, or products. Competition within our industry for acquisitions of businesses, technologies in areas such as automation and logistics (such as our acquisition of Spyce), and assets (including retail spaces) may become intense, and we have limited experience in acquisitions. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, or such target may be acquired by another company including, potentially, one of our competitors. Negotiations for such potential acquisitions may result in diversion of management time and significant out-of-pocket costs. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, employees, or investors or result in the incurrence of significant other liabilities. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in further dilution of our existing stockholders. For example, we spent significant time and resources and issued a significant amount of equity securities to acquire Spyce, and have spent and expect to continue to spend significant additional resources on developing Spyce’s automation technology and integrating the Spyce technology into our restaurants, and doing so may take more time or use more resources, than we expect, and we may not be successful at all in realizing our goals in the transaction. Additionally, the time and resources we spend toward developing Spyce’s automation technology and integrating the Spyce technology into our restaurants may be a significant distraction in successfully growing the rest of our business. If we fail to evaluate and execute acquisitions successfully or fail to successfully address any of these risks, our results of operations and expansion prospects may be harmed.
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
We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements and those relating to the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies, which regulation has increased in the wake of the COVID-19 pandemic. We may experience difficulties or failures in obtaining the necessary licenses, approvals, or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state and local labor and employment laws (such as predictive scheduling laws, various wage & hour laws, laws governing the employment of minors, leave laws, termination laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees in our restaurants or in the Sweetgreen Support Center, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. We are currently a party to such matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in fines, penalties and/or settlements, some or all of which may not be covered by insurance. These lawsuits and investigations can also result in significant remediation efforts that may be costly and time consuming, and which we may not implement effectively. We have made payments to settle these types of lawsuits and/or investigations in the past, and current and additional lawsuits or investigations could have an adverse effect on our business, brand and reputation, financial condition, and results of operations. Additional federal, state, and local proposals related to paid sick leave or similar matters, could, if implemented, also have an adverse effect on our business, financial condition, and results of operations.
We are also subject to the Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants, website, and smartphone applications. In the past, we have settled various lawsuits related to our alleged ADA non-compliance, which resulted in accommodations to our website, smartphone applications, and physical restaurants. We are currently engaged in ADA-related litigation, and we may face additional litigation in the future. We may have to further modify our websites or other digital platforms (including any digital kiosks that we may implement in our restaurants) or our restaurants by adding access ramps or redesigning certain interior layouts or architectural fixtures to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material, and there is no guarantee that we will be able to adjust our business practices appropriately to limit additional claims in the future.
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
Various federal, state, and labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, predictive scheduling, wage and hour requirements, unemployment tax rates, workers’ compensation rates, immigration status, laws governing the employment of minors, and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have an adverse effect on our business, financial condition, and results of operations:
•predictive scheduling;
•minimum wages;
•mandatory health benefits;
•vacation accruals;
•termination requirements;
•tipping;
•pandemic-related vaccination and/or mask mandates;
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
For example, several jurisdictions in which we operate, including but not limited to New York City, Philadelphia, Chicago, Seattle, and San Francisco, have implemented fair workweek legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees that are often difficult to comply with, and the regulations with respect to such requirements have changed and may continue to change from time to time. We are currently under investigation by the NYC Department of Consumer and Worker Protection for fair workweek violations for one of our New York City locations, and we may in the future be subject to similar investigations in New York City or other locations. Other jurisdictions where we operate are considering enacting similar legislation. In addition, New York City passed a “just cause” termination legislation as part of its fair workweek legislation, which went into effect July 2021. This law restricts fast food restaurant companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. All of these regulations impose additional obligations on us and could increase our costs of doing business and cause us to make changes to our business model. Our failure to comply with any of these laws and regulations could lead to higher employee turnover and negative publicity, and subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close some restaurants in these jurisdictions.

In addition, a significant number of our restaurant employees are paid at rates impacted by the applicable minimum wage. To the extent implemented, federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. For example, since January 1, 2024, the State of California has a minimum wage of $16 per hour and starting in April 2024, California legislation will require certain restaurant chains, including Sweetgreen, to pay a minimum per hour wage of $20 to restaurant employees in California. A state-appointed council may increase this minimum wage annually. Moreover, municipalities may set minimum wages above the applicable state standards, including in the municipalities in which we operate. As more jurisdictions, or if the federal government (including as a result of the Biden administration’s commitment to a $15 federal minimum wage), implement minimum wage increases, we expect our labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices or other customer facing fees, such as delivery or service fees, depends on willingness of our guests to pay the higher prices and our perceived value relative to competitors. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards, and compliance costs, which could result in higher costs for goods and services supplied to us. Any increase in the labor costs of our business may have an adverse effect on our results of operations.
We have been and will likely continue to be party to litigation that could distract management, increase our expenses, or subject us to monetary damages or other remedies.
We have been in the past and are currently subject to a number of claims from our employees alleging violations of federal and state law regarding workplace and employment matters, including off-the-clock work (including meal and rest break compliance), predictive scheduling, equal employment opportunity, harassment, discrimination, failure to pay timely wages, employee misclassification, retaliation, wrongful termination, and similar matters We are party to class action litigation regarding certain of these claims, and could become subject to additional class action litigation or other lawsuits related to these or different matters in the future. We may not have valid arbitration agreements with all current or former employees, and the arbitration agreements that are in place may not protect us from certain claims in certain states (including Private Attorney General Act (“PAGA”) claims in California). Customers have filed complaints and lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants or that we have problems with food quality or operations. Certain of those lawsuits are ongoing, and additional complaints and lawsuits with such allegations may occur in the future. Additionally, because we do not perform background checks on all employees, we have been and may in the future be exposed to certain risks, including allegations of negligence in our hiring practices, as well as needing to terminate existing employees who do not pass any background check that we may conduct after an employee has been hired. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend, may divert time and money away from our operations, and hurt our performance. A judgment in excess of, or that is excluded from, our insurance coverage for any claims could adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations, regardless of whether any claims against us are valid, may also adversely affect our reputation, which in turn could have an adverse effect on our business, financial condition, and results of operations.
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
The restaurant industry is subject to various federal, state, and local government regulations, including those relating to design and construction of restaurants and the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. For example, during the COVID-19 pandemic, the timeline for obtaining licenses and permits increased significantly. The failure to obtain and properly maintain and comply with these licenses, permits and approvals in a timely manner could have an adverse effect on our business, financial condition, and results of operations. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause or we could be subject to fines or temporary restaurant closures at any time if governmental authorities determine that our conduct violates applicable regulations.

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
We are subject to various federal, state, and local laws and regulations concerning waste minimization, recyclables, disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws, which typically vary significantly at the local level, provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. Compliance with these regulations become increasingly more complicated as we expand into additional markets. We primarily partner with third-party vendors to manage the disposal of our waste and are reliant on them to ensure that our waste is transferred, recycled, or disposed of in accordance with our standards and applicable regulations. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. Particularly in light of our focus on environmental sustainability and social impact, environmental conditions relating to releases of hazardous substances at a prior, existing, or future restaurant could have an adverse effect on our brand and reputation, business, financial condition, and results of operations. Further, environmental laws, and the administration, interpretation, and enforcement thereof, are subject to change and may become more stringent in the future, each of which could make our waste management more complex and have an adverse effect on our business, financial condition, and results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.
In 2010, the PPACA, which required health care coverage for many uninsured individuals and expanded the coverage of those already insured, was signed into law in the United States.
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
Additionally, there is no assurance that federal or state health care reform will not adversely affect our business, financial condition, and results of operations, and we cannot predict how future federal or state legislative, judicial, or administrative changes relating to healthcare reform will affect our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had U.S. Federal net operating loss carryforwards (“NOLs”) of $754.0 million, of which $652.1 million may be carried forward indefinitely, and the remaining $101.9 million expire at various times. As of December 31, 2023, we had state net operating loss carryforwards of $630.2 million, of which $73.0 million may be carried forward indefinitely, and the remaining $557.2 million expire at various times. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We are still evaluating the impact of our IPO on a potential change in ownership, and the corresponding impact on our ability to use NOLs and other tax attributes. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years beginning before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2023. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated in taxable years beginning after December 31, 2017.
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
We use an independent contractor driver network with respect to our food delivery program. The status of the drivers as independent contractors, rather than employees, may be challenged. A reclassification of the drivers as employees could harm our business or results of operations.
In 2019, our subsidiary, SG Logistics, LLC (“SG Logistics”), commenced engaging drivers to deliver products for certain of our Outpost and Catering orders through our technology platform. These drivers may also fulfill certain delivery orders made through our native smartphone application or our website in the future. SG Logistics may become involved in legal proceedings and investigations that claim that members of its delivery network who it treats as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing law and regulations, that would mandate that SG Logistics’ change its classification of the drivers. In the event of a reclassification of members of SG Logistics’ independent contractor driver network as employees, SG Logistics could be exposed to various liabilities and additional costs. These liabilities and costs could have an adverse effect on our business, financial condition, and results of operations for our Outpost and Catering business and/or make it cost prohibitive for SG Logistics to deliver orders using its driver network, particularly in geographic areas where we do not have significant volume. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest. Additionally, in the event a courier that contracts with SG Logistics commits a serious crime in connection with providing services on the SG Logistics platform, we could potentially be responsible for any losses as a result of such incident, and such incident could have a material adverse impact on our brand.
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

Operating our business and platform involves the collection, use, storage, and transmission of sensitive, proprietary, and confidential information, including personal information of customers, our personnel, the personnel of our business partners, and others. For example, we collect certain customers’ home and/or business addresses for processing delivery orders, mobile phone numbers from users of our platform, and personal information from our personnel, including in the administration of our benefit plans.

Security incidents compromising the confidentiality, integrity, and availability of our sensitive, proprietary, and confidential information and information technology systems, and those of the third parties upon which we rely could result from cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, supply chain attacks, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, remote work has become more common in response to the COVID-19 pandemic and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations.

Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary and confidential information that we handle. We have experienced an increase in what we believe to be credential stuffing activity, in which malicious third parties try to access an online service by using credentials compromised in security incidents suffered by different services. We have security measures in place to mitigate our risk to vulnerabilities, but these measures may not be adequate to ensure that our operations are not disrupted or that security incidents do not occur. Risks relating to security incidents are likely to increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.

We also rely on a number of third parties to support and operate our critical business systems and process sensitive, proprietary, and confidential information, such as Stripe, our account management provider, the payment processors that process customer credit card payments, and other third-party providers of services including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Moreover, the risk of circumvention of our security measures or those of our third parties on whom we rely has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques. In particular, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Cybercrime and hacking techniques are constantly evolving, and we or third parties who we work with may be unable to anticipate attempted security incidents, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. Because of the prominence of our brand, we believe that we are an attractive target for cyberattacks, which have increased recently in the industry. We have implemented security measures designed to detect and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely), prevent security incidents, and to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information under our control. However, despite any measures that we have taken by us to increase our cybersecurity, we cannot assure you that the measures that we or the third parties we work with have implemented will always be followed and/or be effective against current or future security threats or detect, mitigate and remediate all vulnerabilities on a timely basis. We may need to expend significant resources or modify our business activities to try to protect against security incidents. The costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we or the third parties we work with suffer, or are perceived to have suffered, a security incident, we may experience a loss of customer and partner confidence in the security of our platform and damage to our brand, reduced demand for our offerings, and disruption of normal business operations. Such an incident may also require us to spend resources to investigate and correct the issue and to prevent recurrence, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, which could have an adverse effect on our business, financial condition and results of operations. Additionally, our agreements with our material third-party partners, such as Stripe and DoorDash, require us to maintain adequate security measures and not subject their confidential information to a security incident. If we were to breach those contractual obligations, we could be responsible for indemnifying our partners for any losses associated with such an incident. Future acquisitions of, or utilization of, new information technology infrastructure could also expose us to additional cybersecurity risks and vulnerabilities.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of the company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence (“AI”) technologies.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal information. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our platform relies on such technologies for advertising purposes and could be adversely affected by the CCPA’s restrictions if users opt-

out of certain information sharing on which our advertising relies, which would impair our ability to advertise. This could decrease the effectiveness of our marketing and adverting strategies and decrease our level of customer acquisition and/or retention, may cause us to seek new avenues to market and advertise, and may cause us to increase our marketing and advertising expenditures. The CCPA provides for civil penalties of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been proposed in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to the risks we face under emerging privacy laws, the restrictions on text message communications imposed by the Telephone Consumer Protection Act (“TCPA”) have long been a source of potential liability for our business. The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. We currently send text messages to guests who opt in to receive customer support communications. Claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs.

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

Additionally, our business is reliant on revenue from customers acquired through behavioral, interest-based, or tailored advertising. Consumer resistance to the collection and sharing of the data used to deliver targeted advertising, increased visibility of consent or “do not track” mechanisms as a result of industry regulatory or legal developments, the adoption by consumers of browser settings or “ad-blocking” software, and the development and deployment of new technologies could impact our ability to collect data or engage in marketing and advertising, which could have an adverse effect on our business, financial condition, or results of operations.

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

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various data privacy and security laws and other obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Despite our efforts, we may not be successful in complying with the rapidly evolving data privacy and security requirements discussed above. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class claims); additional reporting requirements and/or oversight; bans on processing sensitive information (including personal information); orders to destroy or not use personal information; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); and financial loss. Such occurrences could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Trademark rights generally exist on a country-by-country basis, and the possibility that such rights may be unavailable or unenforceable in certain jurisdictions could interfere with our international expansion. While we have filed applications to register trademarks in certain foreign jurisdictions, our trademarks may be subject to cancellation in such jurisdictions if we do not operate our business in such jurisdictions within a certain period of time specific to each jurisdiction. Due to the popularity of our brand, we have noticed a number of companies (particularly internationally) that have designed their restaurants, logos, and names to be similar to ours, and we may lack the necessary trademark rights to stop this behavior, or may not be successful in enforcing such rights against such companies.
Our success is also dependent, in part, upon protecting our other intellectual property and proprietary information using a combination of copyright, trade secret, patent, and other intellectual property laws, and confidentiality agreements with our employees and others. We maintain a policy requiring senior employees, as well as any employee or consultant who develops any material intellectual property for us, to enter into an agreement to protect our intellectual property rights and other proprietary information. However, we cannot guarantee that such agreements adequately protect our intellectual property rights and other proprietary information. We cannot guarantee that these agreements will not be breached, that we will have adequate remedies in the event of a breach, or that the respective employees or consultants will not assert rights to our intellectual property rights or other proprietary information. In addition, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other proprietary information.

While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect and enforce our intellectual property rights will be adequate to prevent infringement, dilution, misappropriation, or other violation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. We cannot guarantee that we will have sufficient resources to enforce our intellectual property rights. In recent years, we have seen numerous concepts internationally that appear to have copied our trade dress or ambience, and foreign intellectual property laws may not provide the same protection our intellectual property received under U.S. law. Failure to protect or enforce our trademark rights could prevent us in the future from challenging third parties who use similar trademarks, which may in turn cause consumer confusion or negatively affect public perception of our brand, which could have an adverse effect on our business, international expansion, financial condition, and results of operations.
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
Digital innovation and growth remain important to our business. As the digital space around us continues to evolve, our technology needs to evolve concurrently to remain competitive with the industry. If we do not maintain digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. Certain competitors, including those with greater resources than we have, such as Chipotle, also have focused on a digital strategy and may be more successful in employing that strategy.
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
We partner with each of the national third-party delivery providers to provide food on their marketplaces. If any of these third-party delivery providers that we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, we currently compete with these third-party delivery providers through our Native Delivery Channel, and some of these providers may have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time, which could adversely impact our business, financial performance, and results of operations. Additionally, over time our commission rates with any of our third-party delivery partners could increase, either for delivery services for orders through our website or native smartphone application or through third-party delivery marketplaces, which could have an adverse effect on our business, financial condition, and results of operations.
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
Third parties may claim that we infringe their intellectual property rights, and this may create liability for us or otherwise have an adverse effect on our business, financial condition, and results of operations.

We may face claims by third parties that one or more of our names, logos, designs, creative works, or technology, including our Infinite Kitchen technology, has infringed, diluted, misappropriated, or otherwise violated their intellectual property rights. Any such litigation may be costly and could divert other resources from our business. If we are unable to successfully defend against such claims, we may be subject to injunctions that could require expensive changes to our business operations or prevent or delay us from using our names, logos, designs, creative works, or technology, and we may be liable for damages, which in turn could have an adverse effect on our business, financial condition, and results of operations. Similarly a third party may allege that technology that we license infringes upon or misappropriates that third party’s intellectual property rights, and we may lack sufficient contractual rights from the licensor to fully indemnify us for any loses, costs, or expenses that we incur in relation to any such allegation. We may also be subject to an injunction with respect to any such allegation, which could prevent us from using licensed technology that is critical to our business operations and may require expensive changes to those operations. Accordingly, such third-party claims could have an adverse effect on our business, financial condition, and results of operations.
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
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, have and may also continue to negatively impact the market price of our Class A common stock, particularly in light of recent inflation and changes in interest rates.
The dual-class structure of our common stock has the effect of concentrating voting control with our founders, who have substantial control over us and will be able to influence corporate matters, including controlling the outcome of director elections.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are beneficially owned by our founders, Jonathan Neman, Nicolas Jammet, and Nathaniel Ru, who collectively represent approximately 56% of the voting power of our outstanding capital stock. As a result, our founders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions (such as a merger), and amendments of our organizational documents. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of our founders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
As a public company, we incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, NYSE listing requirements, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2023. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in our Annual Reports on Form 10-K. If we are unable to in any such Annual Report assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts, including with respect to the implementation of a new enterprise resource planning system. We have hired and may need to hire additional accounting and financial staff in the future with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
•the impact of macroeconomic or geopolitical conditions, including their impact on customer behavior and discretionary spending;
•fluctuations in supply costs, including as a result of inflation, particularly for our most significant ingredients, and our inability to offset the higher cost with price increases without adversely impacting our sales;
•labor availability and wages of our restaurant employees, including as a result of inflation and changes to minimum wage, and our inability to offset the higher cost of labor with price increases without adversely impacting our sales;
•increases in marketing or promotional expenses;
•the timing of new restaurant openings and existing restaurant renovations and related revenues and expenses (including any delays in openings or renovations caused by delays in the manufacture or deployment of Infinite Kitchen units), and the operating costs at newly opened restaurants;
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
Our current insurance policies may not be adequate to protect us from liabilities that we incur in our business. Insurance availability, coverage terms, and pricing continue to vary with market conditions, particularly as a public company. Obtaining adequate insurance is particularly challenging for companies based in California with thousands of non-exempt employees, and retentions for certain of our insurance policies (including our employment practices liability insurance) are quite high. Additionally, in the future, our insurance premiums and retentions may increase, we may not be able to obtain similar levels of insurance on reasonable terms, or at all, and we may choose insurance policies that result in more risk for us. Any substantial inadequacy of, or inability to obtain, insurance coverage could have an adverse effect on our business, financial condition, and results of operations.
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
Adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition, and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law resulting from U.S. presidential and congressional elections or changes in the scope of our operations.

We and our corporate subsidiaries are subject to income and non-income taxation, in each case, at the federal level and by certain states and municipalities because of the scope of our operations. In determining our tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, as a result of presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. For example, the recently enacted Inflation Reduction Act includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings, or administrative interpretations, could have a material and adverse effect on our business, financial condition, and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate.

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
If is possible in the future that we may issue additional capital stock that will result in dilution to all other stockholders. We have granted, and expect to continue to grant, equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities as consideration for any such acquisition or investment, including issuances in connection with any acquisition-related earnout provision. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical information technology and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and customer and employee data (“Information Systems and Data”).

Our Chief Technology Officer (“CTO”), as well as the security operations, engineering, risk management and legal functions help identify, assess and manage the Company’s cybersecurity threats and risks. Our security operations team monitors and identifies potentially material cybersecurity threats and risks, implements and maintains the Company’s incident management policies and plans. Our security operations team leads our efforts to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, subscribing to reports and services that identify cybersecurity threats, monitoring incident notifications from stakeholders, conducting threat assessments, managing software vulnerabilities and patches, conducting tabletop incident response exercises, and, in connection with our legal function, coordinating with law enforcement concerning threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan; vulnerability management activities; encryption of data; network security controls; data access controls; penetration testing; cybersecurity insurance; and a dedicated security operations team.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our information security function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and provides an annual cybersecurity update to each of the board of directors and the audit committee.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms including legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, forensic investigators, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as account management, payment processing, cloud-based infrastructure, data center hosting, and content delivery to customers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight, mitigation, and disclosure of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CTO and members of our legal and cybersecurity teams. Our CTO has more than three decades of experience working in technology for global companies in the technology, retail, and food services industries and has served in senior management at another public food service company.
Senior management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Senior management is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity policies and processes, and reviewing security assessments and other security-related reports.

Our incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Executive Officer, Chief Legal Officer, and Chief Financial Officer. The Chief Legal Officer works with the Company’s cybersecurity incident response team to help the Company mitigate and remediate cybersecurity incidents of which he is notified. In addition, the Company’s incident response process includes reporting material incidents to the audit committee of the board of directors.

The audit committee and the full board receive annual reports from senior management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to certain cybersecurity threats, risks, and mitigations.

ITEM 2. PROPERTIES
As of December 31, 2023, we operated 221 restaurants. Our main office is located at 3102 36th Street, Los Angeles, CA 90018. We lease our main office and all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 9 in our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
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

Holders of Record

As of February 26, 2024, there were approximately 474 stockholders of record of our Class A common stock. The number of record does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 26, 2024, there were approximately 13 stockholders of record of our Class B common stock that are affiliated with our three founders. The number of stockholders does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following performance graph shows a comparison from November 18, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2023, of the cumulative total return for our Class A common stock, the NYSE Composite Index and the S&P 600 Restaurants Index.

Comparison of Cumulative Total Return
$125.00
$100.00
$75.00
$50.00
$25.00
11/18/21
12/26/21
06/26/22
12/25/22
06/25/23
12/31/23
sweetgreen
NYSE Composite
S&P Restaurant 600 Index

	November 18, 2021	December 26, 2021	June 26, 2022	December 25, 2022	June 25, 2023	December 31, 2023
Sweetgreen	$100.00	$112.00	$47.61	$31.54	$38.86	$40.36
NYSE	$100.00	$99.10	$86.53	$88.73	$90.37	$98.45
S&P Restaurant 600 Index	$100.00	$97.51	$68.95	$76.42	$89.44	$88.75

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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in other parts of this report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.
Our fiscal year is a 52- or 53-week period that ends on the last Sunday of the calendar year. Fiscal year 2023 was a 53-week period that ended December 31, 2023, fiscal year 2022 was a 52-week period that ended December 25, 2022, and fiscal year 2021 was a 52-week period that ended December 26, 2021. In a 52-week fiscal year, each fiscal quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third fiscal quarters each include 13 weeks of operations, and the fourth fiscal quarter includes 14 weeks of operations.
Fiscal year 2023 and 2022 results for AUV and Same-Store Sales Change have been adjusted. See the subsections titled “—Key Performance Metrics” and “—Quarterly Results of Operations” for more information, including a description of the adjustments made to, and the unadjusted values for, AUV and Same-Store Sales Change for the periods presented.

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
Overview

We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 31, 2023, we owned and operated 221 restaurants in 18 states and Washington, D.C.
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
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants is an important driver of our revenue growth. In fiscal years 2023, 2022, and 2021, we had 35, 36, and 31 Net New Restaurant Openings, respectively, bringing our total count as of December 31, 2023 to 221 restaurants in 18 states and Washington, D.C.

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
Macroeconomic Conditions, Inflation, and Supply Chain Constraints
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and reduce spending on food outside the home during weaker economies. Our customers have in the past demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings. However, as a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods.

While we have historically been able to partially offset inflation and other increases in the costs of core operating resources, such as wage increases and increases in cost of goods sold, by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or in the future. In particular, current and future macroeconomic conditions could cause additional menu price increases to negatively impact our Same Store Sales Growth. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

Our revenue growth has been negatively impacted in recent periods, in part by current macroeconomics conditions. We continue to see variability in our customer traffic patterns, including as a result of fluctuations in return to office as a result of many workplaces adopting remote or hybrid models and we expect this variability to continue for the foreseeable future.

During the first fiscal quarter of 2023, there was an interruption by our supplier to the supply of packaging to our stores. This caused a disruption in our stores, as well as higher costs of packaging materials, which negatively impacted our restaurant operating costs during that period. However, later in fiscal year 2023 we started to see reduced costs of certain ingredients, specifically with respect to chicken and fish.
Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed due in part to the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years and we have seen an increase and prolonged negative impact on our revenue around national holidays. These factors resulted in slower sales growth than anticipated during fiscal year 2023.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost and Catering Channel. There have been historical fluctuations in the mix of sales between our various channels. Due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Catering and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue on these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue on these channels. If we see a shift in sales through the Native Delivery, Outpost and Catering, and Marketplace channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost and Catering, and Marketplace Channels as we scale each of these channels.
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

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023(1)	December 25, 2022(1)	December 26, 2021(1)
Net New Restaurant Openings	35	36	31
Average Unit Volume (as adjusted)(2)(3)	$2,877	$2,905	$2,623
Same-Store Sales Change (as adjusted) (%)(3)(4)	4%	13%	25%
Total Digital Revenue Percentage	59%	62%	67%
Owned Digital Revenue Percentage	36%	41%	46%
(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter. Fiscal 2022 and 2021 each contained 52 weeks.
(2)No restaurants were excluded from the Comparable Restaurant Base as of the end of fiscal year 2023. Our results for the fiscal year ended December 25, 2022 have been adjusted to reflect the temporary closures of two restaurants which were excluded from the Comparable Restaurant Base. Such adjustment did not result in a material change to AUV.
(3)For fiscal year 2023, Average Unit Volume and Same-Store Sales Change was adjusted to exclude the 53rd week of operations.
(4)Our results for the fiscal year ended December 31, 2023 have been adjusted to reflect the temporary closures of two restaurants, which were excluded from the calculation of Same-Store Sales change. Such adjustments did not have a material impact on our Same-Store Sales Change for 2023. Our results for the fiscal year ended December 25, 2022, have been adjusted to reflect the temporary closures of 6 restaurants. Such adjustments did not have a material impact on our Same-Store Sales Change for 2022. Our results for the fiscal year ended December 26, 2021 have been adjusted to reflect the temporary closures of 64 restaurants in fiscal year 2021 due to civil disturbances that occurred in fiscal year 2020 (which includes 8 additional restaurants that had not been operating long enough to be part of the Comparable Restaurant Base for the fiscal year 2020 calculations). With respect to the temporary closures due to civil disturbances, because excluding an entire fiscal month for these restaurants, which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole, we excluded only one week from the calculation of Same-Store Sales Change for these restaurants. Without these adjustments, Same-Store Sales Change would have been 29% for the fiscal year ended December 26, 2021.

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
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. No restaurants were excluded from the Comparable Restaurant Base as of the end of fiscal year 2023. We excluded two restaurants from our Comparable Restaurant Base to reflect the temporary closure of such restaurants in fiscal year 2022. Such exclusions did not result in a material change to AUV. No restaurants were excluded from the Comparable Restaurant Base as of the end of fiscal year 2021.

Same-Store Sales Change
Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period excluding the 53rd week in any 53-week fiscal year; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. During fiscal year 2023, we excluded two restaurants from our Same-Store Sales Change to reflect the temporary closure of such restaurants, which did not result in a material change to Same-Store Sales Change for 2023. During fiscal year 2022, we excluded six restaurants from our Same-Store Sales Change to reflect the temporary closure of such restaurants, which did not result in a material change to Same-Store Sales Change for 2022. Further, as a result of temporary closures of 19 restaurants due to the COVID-19 pandemic during the second and third fiscal quarters of 2020, Same-Store Sales Change has been adjusted for fiscal year 2021. Additionally, as a result of temporary closures of restaurants due to civil disturbances that occurred during one week in fiscal year 2020 we excluded only one week from the calculation of Same-Store Sales Change for fiscal year 2021. Fiscal year 2021 has been adjusted to reflect the temporary closures of 64 restaurants in fiscal year 2021 due to civil disturbances that occurred in fiscal year 2020 (which includes 8 additional restaurants that had not been operating long enough to be part of the Comparable Restaurant Base for the fiscal year 2020 calculations). This is because excluding an entire fiscal month for these restaurants which represented a significant portion of our restaurant fleet, would result in a Same-Store Sales Change figure that is not representative of our business as a whole. This exclusion impacted the calculation of Same-Store Sales Change for these restaurants for fiscal year 2021. Therefore, Same-Store Sales Change for fiscal year 2021 is not comparable to Same-Store Sales Change for fiscal year 2023 and 2022. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.
Total Digital Revenue Percentage and Owned Digital Revenue Percentage

Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Total Digital Channels. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels. In recent years, we have experienced a reduction in our Owned Digital Revenue Percentage and our Total Digital Revenue percentage, which we believe is due to the continuing recovery of our In-Store Channel.
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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; certain other expenses; Spyce acquisition costs; enterprise resource planning system (“ERP”) implementation and related costs; legal settlements; and, in certain periods, impairment and closure costs and restructuring charges; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

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

The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023(1)	December 25, 2022(1)	December 26, 2021(1)
Loss from operations	$(122,344)	$(193,337)	$(134,399)
Add back:
General and administrative	146,762	187,367	125,040
Depreciation and amortization	59,491	46,471	35,549
Pre-opening costs	9,263	11,523	9,193
Impairment and closure costs	624	2,542	4,915
Loss on disposal of property and equipment(2)	687	278	107
Restructuring charges(3)	7,437	14,442	—
Restaurant-Level Profit	$101,920	$69,286	$40,405
Loss from operations margin	(21)%	(41)%	(40)%
Restaurant-Level Profit Margin	17%	15%	12%

(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter. Fiscal 2022 and 2021 each contained 52 weeks.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with our vacated former Sweetgreen Support Center, including the impairment and amortization of the operating lease asset, expenses from workforce reductions affecting approximately 5% of employees at our Sweetgreen Support Center, and contract termination costs, related to streamlining our future new restaurant openings.
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

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023(1)	December 25, 2022(1)	December 26, 2021(1)
Net loss	$(113,384)	$(190,441)	$(153,175)
Non-GAAP adjustments:
Income tax expense	379	1,345	147
Interest income	(12,942)	(5,143)	(450)
Interest expense	128	83	87
Depreciation and amortization	59,491	46,471	35,549
Stock-based compensation(2)	49,532	78,736	28,897
Loss on disposal of property and equipment(3)	687	278	107
Impairment and closure costs(4)	624	2,542	4,915
Other expense(5)	3,475	819	18,992
Spyce acquisition costs(6)	472	646	1,832
Restructuring charges(7)	7,437	14,442	—
ERP implementation and related costs(8)	881	288	—
Legal settlements(9)	425	$—	$—
Adjusted EBITDA	$(2,795)	$(49,934)	$(63,099)
Net loss margin	(19)%	(41)%	(45)%
Adjusted EBITDA Margin	—%	(11)%	(19)%

(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter. Fiscal 2022 and 2021 each contained 52 weeks.
(2)Includes non-cash, stock-based compensation.
(3)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(4)Includes costs related to impairment of long-lived and operating lease assets and store closures.
(5)Other expense includes the change in fair value of the contingent consideration and the change in fair value of the warrant liability. For additional information, see Notes 1 and 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(6)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses. For additional information, see Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(7)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related non-cash expenses associated with our vacated former Sweetgreen Support Center, including the impairment of the operating lease asset. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(8)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our new ERP.
(9)Expenses incurred to establish accruals related to the settlements of legal matters.

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
Restaurant Operating Costs, Exclusive of Depreciation and Amortization
Food, Beverage, and Packaging
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. Food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs, inflation, and availability, as well as geographic scale and proximity. We will continue to innovate in key areas, including menu.
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
Occupancy and Related Expenses
Occupancy and related expenses consist of restaurant-level occupancy expenses (including rent, common area maintenance (”CAM”) expenses, and real estate taxes), and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening costs. We anticipate occupancy and related expenses on an absolute dollar basis will increase for the foreseeable future to the extent we continue to open new restaurants and revenue grows. Occupancy and related expenses as a percentage of revenue are impacted by geographic location, type of restaurant build, and amount of revenue.
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
Depreciation and Amortization
Depreciation and amortization include the depreciation of fixed assets, including leasehold improvements and equipment, and the amortization of external costs, certain internal costs directly associated with developing computer software applications for internal use, and developed technology acquired as part of our Spyce acquisition. We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we continue to build new restaurants and make investments in our digital platform.
Pre-Opening Costs
Pre-opening costs primarily consist of rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings. These costs are expensed as incurred. Pre-opening costs depend on the number of new stores we open during each period. As a result, we expect that pre-opening costs on an absolute dollar basis will fluctuate from period to period.
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

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include operating lease asset impairment costs related to our vacated former Sweetgreen Support Center, as well as the amortization of the underlying operating lease asset and related real estate and CAM charges, severance and related benefits from workforce reductions at our Sweetgreen Support Center, and costs related to abandoning certain potential future restaurant sites, which are a result of our efforts to streamline our future new restaurant openings, and other related expenses.
Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense includes mainly amortization of deferred financing costs from our debt origination and commitment fees.

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
Results of Operations
Comparison of Fiscal Year 2023 and Fiscal Year 2022
The following table summarizes our results of operations for fiscal year 2023 and fiscal year 2022:

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Dollar Change	Percentage Change
Revenue	$584,041	$470,105	$113,936	24%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	161,725	130,136	31,589	24%
Labor and related expenses	171,306	147,474	23,832	16%
Occupancy and related expenses	54,281	45,238	9,043	20%
Other restaurant operating costs	94,809	77,971	16,838	22%
Total cost of restaurant operations	482,121	400,819	81,302	20%
Operating expenses:
General and administrative	146,762	187,367	(40,605)	(22%)
Depreciation and amortization	59,491	46,471	13,020	28%
Pre-opening costs	9,263	11,523	(2,260)	(20%)
Impairment and closure costs	624	2,542	(1,918)	(75%)
Loss on disposal of property and equipment	687	278	409	147%
Restructuring charges	7,437	14,442	(7,005)	(49%)
Total operating expenses	224,264	262,623	(38,359)	(15%)
Loss from operations	(122,344)	(193,337)	70,993	(37%)
Interest income	(12,942)	(5,143)	(7,799)	152%
Interest expense	128	83	45	54%
Other expense	3,475	819	2,656	324%
Loss from operations before income taxes	(113,005)	(189,096)	76,091	(40%)
Income tax expense	379	1,345	(966)	(72%)
Net loss	$(113,384)	$(190,441)	$77,057	(40%)
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Revenue	$584,041	$470,105	24%
Average Unit Volume	$2,877	$2,905	(1%)
Same-Store Sales Change	4%	13%	(9%)

The increase in revenue in fiscal year 2023 was primarily due to $92.2 million of incremental revenue associated with 71 Net New Restaurant Openings during fiscal years 2023 and 2022. The increase in revenue was also impacted by an increase in Comparable Restaurant Base revenue of $21.3 million, resulting in a positive Same-Store Sales Change of 4%, consisting of a 4% benefit from menu price increases as traffic/product mix remained flat. In addition, we had an additional week of revenue in fiscal year 2023. The increase in revenue was partially offset by the negative impact of restaurant closures in fiscal year 2023, as well as an increase in discounts associated with the launch of our Sweetpass+ loyalty program.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Food, beverage, and packaging	$161,725	$130,136	24%
As a percentage of total revenue	28%	28%	—%
The increase in food, beverage, and packaging costs for fiscal year 2023 was primarily due to a $26.6 million increase in food and beverage costs and a $5.0 million increase in packaging cost. This was primarily due to the 71 Net New Restaurant Openings during fiscal years 2023 and 2022 as well as the use of higher-cost proteins. In addition, during fiscal year 2023, we experienced supply chain disruptions for our bowls and plates, which resulted in the use of alternative packaging solutions with higher costs of materials.
As a percentage of revenue, food, beverage, and packaging costs for fiscal year 2023 remained consistent with the prior year primarily as a result of the increase in costs of packaging, up streaming initiatives, and a larger mix of higher cost proteins, offset by menu pricing increases.
Labor and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Labor and related expenses	$171,306	$147,474	16%
As a percentage of total revenue	29%	31%	(2%)
The increase in labor and related expenses for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2022 and 2023. The increase was also due to an increase in staffing expenses across all of our locations, primarily due to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry. These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 13 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the ERC.
As a percentage of revenue, the decrease in labor and related expenses for fiscal year 2023 was primarily due to higher revenue, improvement in labor optimization and the $1.8 million ERC benefit as discussed above.

Occupancy and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Occupancy and related expenses	$54,281	$45,238	20%
As a percentage of total revenue	9%	10%	(1%)
The increase in occupancy and related expenses for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2022 and 2023.
As a percentage of revenue, the decrease in occupancy and related expenses for fiscal year 2023 was primarily due to an increase in locations in areas with lower occupancy cost as well as higher revenue.
Other Restaurant Operating Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Other restaurant operating costs	$94,809	$77,971	22%
As a percentage of total revenue	16%	17%	(1%)
The increase in other restaurant operating costs for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2022 and 2023. This includes increases in utilities and repair and maintenance expenses, delivery fees due to higher transaction volume, credit card and online processing fees related to the increases in revenue, and kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
As a percentage of revenue, the decrease in other restaurant operating costs during fiscal year 2023 was primarily due to higher revenue.
Operating Expenses
General and Administrative

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
General and administrative	$146,762	$187,367	(22%)
As a percentage of total revenue	25%	40%	(15%)

The decrease in general and administrative expenses for fiscal year 2023 was primarily due to a $29.2 million decrease in stock-based compensation expense, a $5.2 million decrease in management salaries and benefits, including bonus, the benefit of $5.1 million of ERC, and a $1.6 million decrease in liability insurance. Additionally, we had decreases in research and prototyping costs, rent and related costs, travel-related expenses, and office systems. These decreases were partially offset by an increase in consulting fees, non-income taxes, and expense related to the amortization of costs associated with the implementation of our cloud computing arrangements in relation to our new ERP system.

As a percentage of revenue, general and administrative expenses for fiscal year 2023 decreased from fiscal year 2022, primarily due to the fluctuations noted above, as well as comparatively higher revenue in the current period.

Depreciation and Amortization

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Depreciation and amortization	$59,491	$46,471	28%
As a percentage of total revenue	10%	10%	—%
The increase in depreciation and amortization for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2022 and 2023.
As a percentage of revenue, depreciation and amortization for fiscal year 2023 was flat compared to fiscal year 2022, primarily due to comparatively higher revenue in fiscal year 2023, offset by the increases noted above.
Pre-Opening Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Pre-opening costs	$9,263	$11,523	(20%)
As a percentage of total revenue	2%	2%	—%
The decrease in pre-opening costs for fiscal year 2023 was primarily due to improved cost efficiencies across 38 new restaurant openings in 2023 compared to 39 new restaurant openings in 2022.
As a percentage of revenue, pre-opening costs were relatively flat in fiscal year 2023 compared to fiscal year 2022.
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Impairment and closure costs	$624	$2,542	(75%)
As a percentage of total revenue	—%	1%	(1%)

During fiscal year 2023 we recognized non-cash impairment charges of $0.6 million related to lease and related costs associated with previously closed stores, including the amortization of operating lease asset, and expenses associated with CAM and real estate taxes.

During fiscal year 2022 we recognized non-cash impairment charges of $2.0 million related to the property and equipment of three of our restaurants and non-cash impairment charges of $0.4 million related to the operating lease assets of three of our restaurants, as well as $0.1 million of closure costs related to one store previously operated by Spyce.
Loss on Disposal of Property and Equipment

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Loss on disposal of property and equipment	$687	$278	147%
As a percentage of total revenue	—%	—%	—%

The increase in loss on disposal of property and equipment was due to the timing of furniture, equipment and fixture replacements at multiple restaurants, in addition to a fleet-wide replacement of kitchen equipment with more cost efficient items in fiscal year 2023 as compared to fiscal year 2022.
Restructuring charges

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Restructuring charges	$7,437	$14,442	(49%)
As a percentage of total revenue	1%	3%	(2%)

During fiscal year 2022, we implemented the Plan to manage operating expenses at our Sweetgreen Support Center and incurred total pre-tax restructuring and related charges of approximately $14.4 million. This included a $13.0 million non-cash restructuring expense due to a reduction of our real estate footprint by vacating the premises of the existing Sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to impairment of the long-lived assets, $5.8 million, and $0.4 million related to impairment of our operating lease asset and closure costs, respectively, associated with the Sweetgreen Support Center, $0.6 million of severance and related benefits from workforce reductions affecting approximately 5% of employees at the Sweetgreen Support Center; $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline our future new restaurant openings, and $0.2 million of other related expenses.

During fiscal year 2023, stemming from the Plan, we recorded restructuring charges of $7.4 million primarily related to operating lease asset impairment costs from our vacated former Sweetgreen Support Center as well as the amortization of the underlying operating lease asset and related real estate and CAM charges.

Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Interest income	$(12,942)	$(5,143)	152%
Interest expense	128	83	54%
Total income expense	(12,814)	(5,060)	153%
As a percentage of total revenue	(2)%	(1)%	(1%)
The increase in interest income, net, was primarily due to higher interest rates on our money market accounts during fiscal year 2023.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Other expense	$3,475	$819	324%
As a percentage of total revenue	1%	—%	1%
The change in other expense in fiscal year 2023 was primarily due to a change in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.

Income Tax Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Income tax expense	$379	$1,345	(72%)
As a percentage of total revenue	—%	—%	—%
Our effective tax rate for the fiscal years ended 2023 and 2022 was (0.3%) and (0.7%), respectively, primarily due to the full valuation allowance on our net deferred tax assets.

Comparison of Fiscal Year 2022 and Fiscal Year 2021

The following table summarizes our results of operations for fiscal year 2022 and fiscal year 2021:

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Dollar Change	Percentage Change
Revenue	$470,105	$339,874	$130,231	38%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	130,136	93,699	36,437	39%
Labor and related expenses	147,474	110,368	37,106	34%
Occupancy and related expenses	45,238	35,863	9,375	26%
Other restaurant operating costs	77,971	59,539	18,432	31%
Total cost of restaurant operations	400,819	299,469	101,350	34%
Operating expenses:
General and administrative	187,367	125,040	62,327	50%
Depreciation and amortization	46,471	35,549	10,922	31%
Pre-opening costs	11,523	9,193	2,330	25%
Impairment and closure costs	2,542	4,915	(2,373)	(48%)
Loss on disposal of property and equipment	278	107	171	160%
Restructuring charges	14,442	—	14,442	N/A
Total operating expenses	262,623	174,804	87,819	50%
Loss from operations	(193,337)	(134,399)	(58,938)	44%
Interest income	(5,143)	(450)	(4,693)	1043%
Interest expense	83	87	(4)	(5%)
Other expense	819	18,992	(18,173)	(96%)
Loss from operations before income taxes	(189,096)	(153,028)	(36,068)	24%
Income tax provision	1,345	147	1,198	N/A
Net loss	$(190,441)	$(153,175)	$(37,266)	24%
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Revenue	$470,105	$339,874	38%
Average Unit Volume	$2,905	$2,623	11%
Same-Store Sales Change	13%	25%	(12%)

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
The increase in general and administrative expenses for fiscal year 2022 was primarily due to a $49.8 million increase in stock-based compensation expense, primarily related to restricted stock units and performance-based restricted stock units issued prior to our IPO. We incurred a $5.4 million increase of expense related to our investment in Spyce (see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K) of which $6.6 million was related to an increase in research and development, partially offset by $1.2 million in non-recurring acquisition related costs. Additionally, we had an increase of approximately $4.2 million as we transitioned to operating as a public company, consisting of a $2.8 million increase in directors and officers liability insurance costs, $0.9 million of higher accounting-related fees and a $0.5 million increase in public company office systems. Included within public company office systems is $0.2 million of expense related to the amortization of costs associated with the implementation of our cloud computing arrangement in relation to our new ERP, which was implemented during fiscal year 2022. Additionally, we had a $3.1 million increase in marketing and advertising costs, and a $2.9 million increase in office systems as we continue to focus on growth and scalability, a $2.0 million increase in legal expense, of which $1.7 million was related to the implementation of ASC 842, a $1.3 million increase in our restaurant training program, a $1.1 million increase in travel and related expenses as we continue to open new stores, and a $0.8 million increase in rent. These costs were partially offset by a $7.0 million decrease in salaries and benefits, including reduced bonus for employees at the Sweetgreen Support Center, a $0.6 million decrease in operational consulting, a $0.3 million decrease in our referral bonus program and a decrease of $0.4 million in other general and administrative costs.

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
The increase in pre-opening costs for fiscal year 2022 was primarily due to the 36 Net New Restaurant Openings during fiscal year 2022, as compared to 31 Net New Restaurant Openings during fiscal year 2021.

As a percentage of revenue, pre-opening costs decreased as a percentage of total revenue in fiscal year 2022 compared to fiscal year 2021, due to comparatively higher revenue in fiscal year 2022, partially offset by the increases in costs noted above.
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Impairment of long-lived assets	$2,542	$4,915	(48%)
As a percentage of total revenue	1%	1%	—%
During fiscal year 2022, we recognized non-cash impairment charges of $2.0 million related to the property and equipment of three of our restaurants, and non-cash impairment charges of $0.4 million related to the operating lease assets of three of our restaurants, as well as $0.1 million of closure costs related to one store previously operated by Spyce.

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
The increase in loss on disposal of property and equipment is due to an increase in furniture, equipment and fixture replacements in fiscal year 2022 as compared to fiscal year 2021.

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

Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 25, 2022	December 26, 2021	Percentage Change
Interest income	$(5,143)	$(450)	1043%
Interest expense	$83	$87	(5%)
Total income expense	(5,060)	(363)	1294%
As a percentage of total revenue	—%	—%	—%
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

Our effective tax rate for the fiscal years ended 2022 and 2021 was (1.2%) and (0.1%), respectively, primarily due to the full valuation allowance on our net deferred tax assets
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2023 and December 25, 2022, we had $257.2 million and $331.6 million in cash and cash equivalents, respectively. As of December 31, 2023, we had access to a $43.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $1,945,000 irrevocable standby Letter of Credit outstanding thereunder. As of December 31, 2023 there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and access to available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the customer experience in our restaurants, research and development costs, marketing-related costs, working capital and general corporate needs. During the fiscal year ended December 31, 2023, we made a cash payment of approximately $10.4 million related to the true-up payment relating to the upfront portion of the purchase price from our acquisition of Spyce. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. Additionally, subsequent to year end we made a cash payment of approximately $3.9 million related to the Spyce milestone payment, which is currently included within contingent consideration in our consolidated balance sheets for the fiscal year ended December 31, 2023. See Note 17 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items.

The following table presents our material cash requirements for future periods:

(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Operating leases (1)	$402,304	$55,956	$56,123	$55,048	$50,928	$45,132	$139,117
(1)See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Note 9 includes commitments related to operating leases for which we have not yet taken possession and reasonably certain renewal periods.

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

On April 26, 2023, we and Eagle Bank further amended the 2020 Credit Facility to allow for an increase to the issuance of Letters of Credit of up to $3.5 million. In connection therewith, we increased our irrevocable standby Letter of Credit with Eagle Bank to $1.95 million, with The Travelers Indemnity Company as the beneficiary in connection with our workers’ compensation insurance policy. This replaced the previous amendment dated May 9, 2022.

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of December 31, 2023 and December 25, 2022, we had no outstanding balance under the 2020 Credit Facility.

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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(in thousands)	December 31, 2023	December 25, 2022	December 26, 2021
Net cash provided by (used in) operating activities	26,480	(43,169)	(64,529)
Net cash used in investing activities	(95,665)	(102,023)	(97,548)
Net cash (used in) provided by financing activities	(5,199)	4,632	531,611
Net increase (decrease) in cash and cash equivalents and restricted cash	$(74,384)	$(140,560)	$369,534
Operating Activities
For fiscal year 2023, cash provided by (used in) operating activities increased $69.6 million compared to fiscal year 2022, primarily due to a $54.1 million reduction in loss after excluding non-cash items, a $15.6 million favorable working capital fluctuation, which is primarily related to the timing of payroll and other payments in the ordinary course of business, and a $3.4 million receipt of our ERC.

For fiscal year 2022, cash used in operating activities decreased $21.4 million compared to fiscal year 2021, primarily due to a $25.8 million reduction in loss after excluding non-cash items, partially offset by $4.4 million of unfavorable working capital fluctuation.

The unfavorable working capital fluctuations were due to an $11.1 million increase in cash outflow primarily related to timing of accrued payroll and benefits, including payment of deferred social security taxes, timing of rent payments previously deferred as part of COVID negotiations with landlords, timing of payment of legal settlements, and timing of payments in the ordinary course of business. These unfavorable fluctuations were partially offset by increased collection of our tenant improvement receivables.

Investing Activities
For fiscal year 2023, cash used in investing activities was $95.7 million, a decrease of $6.4 million compared to fiscal year 2022. Investing activities in fiscal year 2023 consisted primarily of purchases of property and equipment of $89.7 million related to 38 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurants related equipment. In addition we had cash outflow for fiscal year 2023 of $6.1 million related to purchase of intangible assets.

For fiscal year 2022, cash used in investing activities was $102.0 million, an increase of $4.5 million compared to fiscal year 2021. Investing activities in fiscal year 2022 consisted primarily of purchases of property and equipment of $96.9 million related to 39 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with restaurants related equipment. In addition, we had a cash outflow for fiscal year 2022 of $5.4 million related to the purchase of intangible assets.

For fiscal year 2021, cash used in investing activities was $97.5 million. Investing activities in fiscal year 2021 consisted primarily of purchases of property and equipment of $84.5 million related to 31 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with restaurants related equipment. In addition, we had a cash outflow for fiscal year 2021 of $8.2 million related to purchase of intangibles assets, $3.3 million, net of cash acquired, related to the acquisition of Spyce and $1.7 million related to lease acquisition costs.

Financing Activities
For fiscal year 2023, cash (used in) provided by financing activities increased $9.8 million compared to fiscal year 2022, primarily due to the $10.4 million Spyce milestone true-up payment, offset by an increase in proceeds received from stock option exercises of $0.6 million.

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

We will continue to use judgment in evaluating the expected volatility and expected terms utilized in our stock-based compensation expense calculations on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimates, which could materially impact our future stock-based compensation expense. Additionally, had we arrived at different assumptions of stock price volatility or expected lives of our stock options, our stock-based compensation expense and results of operations may be materially different. For additional information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the fiscal years ended December 31, 2023 and December 25, 2022, see Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

During fiscal year 2023, we recorded $49.5 million of stock-based compensation expense. During fiscal year 2022, we recorded $78.7 million of stock based compensation expense.

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
Subsequent to the IPO, our board of directors determines the fair market value of our Class A common stock based on its closing price as reported on the date of grant on the New York Stock Exchange. As a result, no common stock valuation was required during the fiscal year ended December 31, 2023.
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
Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 31, 2023 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2023. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material.  Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculation our impairment charge.

The Company recorded non-cash impairment charges of $4.3 million and $15.0 million during the fiscal years ended December 31, 2023 and December 25, 2022. During the fiscal year ended December 31, 2023, the entire $4.3 million balance was related to the operating lease asset for the Company’s former Sweetgreen Support Center previously vacated during fiscal year 2022, and was recorded under restructuring charges within the consolidated statement of operations. During the fiscal year ended December 25, 2022, the amount of impairment charges related to the vacated Sweetgreen Support Center’s property and equipment and operating lease assets was $6.8 million and $5.8 million, respectively, and was recorded in restructuring charges within the consolidated statement of operations. The amount of impairment associated with certain store locations' property and equipment and operating lease assets was $2.0 million and $0.4 million, respectively, and was recorded in impairment and closure costs within the consolidated statement of operations.

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
Contingent Consideration

Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. For additional information, see Note 6 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The liability associated with the contingent consideration is initially recorded at fair value upon issuance date and is subsequently re-measured to fair value at each reporting date. For additional information, see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The contingent consideration as of December 31, 2023 and December 25, 2022 was $8.4 million and $21.3 million, respectively. Additionally, we recorded the current portion of the contingent consideration of $6.0 million within other current liabilities in the consolidated balance sheet within this Annual Report on Form 10-K.
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
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 31, 2023 and December 25, 2022, we had $257.2 million and $331.6 million of cash and cash equivalents, respectively, consisting of bank accounts and money market funds, and $0.1 million and $0.1 million, respectively, of restricted cash relating to certificates of deposit that are collateral for letters of credit to our lease agreements and cash from the Spyce acquisition. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our results of operations for fiscal years 2023 and 2022.
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

Macroeconomic Risks

Current macroeconomic conditions, such as inflation and higher interest rates, increase the risk of an economic downturn. An economic downturn could increase unemployment and lower consumer confidence. Macroeconomic conditions also negatively impact consumer discretionary spending and could negatively impact our Restaurant Level Profit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index To Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	F-2
Consolidated Balance Sheets as of December 31, 2023 and December 25, 2022	F-4
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2023, December 25, 2022, and December 26, 2021	F-5
Consolidated Statements of Preferred Stock and Stockholders’ (Deficit) Equity for the Fiscal Years Ended December 31, 2023, December 25, 2022, and December 26, 2021	F-6
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2023, December 25, 2022, and December 26, 2021	F-7
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sweetgreen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sweetgreen, Inc. and subsidiaries (the "Company") as of December 31, 2023 and December 25, 2022, the related consolidated statements of operations, preferred stock and stockholders' (deficit) equity, and cash flows, for each of the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Property and Equipment and Operating Lease Assets – Impairment – Refer to Notes 1, 3 & 4 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of long-lived assets at restaurants (which include property and equipment, and subsequent to the adoption of ASC 842, operating lease assets) for impairment involves reviewing for events or changes in circumstances that indicate the carrying amount of the asset may not be fully recoverable. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows and the asset group is at the store-level for restaurant assets (“store asset group”). When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the store asset group. The Company uses a discounted cash flow model to measure the fair value of a store asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to project future cash flows, which are largely unobservable inputs, including revenue projections. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both.

We identified the impairment of long-lived assets of a store asset group as a critical audit matter because of the significant judgments made by management in estimating future cash flows used to determine recoverability of long-lived assets of a store asset group. Specifically, significant judgment is required by management in the determination of projected future revenue assumptions by considering sales trends. A high degree of auditor judgment and an increased extent of effort was used when performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates in projecting future revenue for a store asset group with indicators of impairment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s projected future revenues utilized in its cash flow model for store asset groups with indicators of impairment included the following, among others:

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
February 29, 2024

We have served as the Company's auditor since 2012.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$257,230	$331,614
Accounts receivable	3,502	3,244
Inventory	2,069	1,383
Prepaid expenses	5,767	8,161
Current portion of lease acquisition costs	93	93
Other current assets	7,450	1,654
Total current assets	276,111	346,149
Operating lease assets	243,992	254,059
Property and equipment, net	266,902	235,257
Goodwill	35,970	35,970
Intangible assets, net	27,407	30,562
Security deposits	1,406	1,528
Lease acquisition costs, net	426	518
Restricted cash	125	125
Other assets	4,218	4,767
Total assets	$856,557	$908,935
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of operating lease liabilities	31,426	29,642
Accounts payable	17,380	12,242
Accrued expenses	20,845	22,069
Accrued payroll	13,131	6,580
Gift cards and loyalty liability	2,797	2,016
Other current liabilities	6,000	—
Total current liabilities	91,579	72,549
Operating lease liabilities, net of current portion	271,439	271,097
Contingent consideration liability	8,350	21,296
Other non-current liabilities	819	1,353
Deferred income tax liabilities	1,773	1,414
Total liabilities	$373,960	$367,709
COMMITMENTS AND CONTINGENCIES (Note 16)
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 2,000,000,000 Class A shares authorized, 99,700,052 and 97,656,690 Class A shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively; 300,000,000 Class B shares authorized and 12,939,094 and 13,476,303 Class B shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively.	113	111
Additional paid-in capital	1,267,469	1,212,716
Accumulated deficit	(784,985)	(671,601)
Total stockholders’ (deficit) equity	482,597	541,226
Total liabilities and stockholders’ (deficit) equity	$856,557	$908,935
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Revenue	$584,041	$470,105	$339,874
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	161,725	130,136	93,699
Labor and related expenses	171,306	147,474	110,368
Occupancy and related expenses	54,281	45,238	35,863
Other restaurant operating costs	94,809	77,971	59,539
Total restaurant operating costs	482,121	400,819	299,469
Operating expenses:
General and administrative	146,762	187,367	125,040
Depreciation and amortization	59,491	46,471	35,549
Pre-opening costs	9,263	11,523	9,193
Impairment and closure costs	624	2,542	4,915
Loss on disposal of property and equipment	687	278	107
Restructuring charges	7,437	14,442	—
Total operating expenses	224,264	262,623	174,804
Loss from operations	(122,344)	(193,337)	(134,399)
Interest income	(12,942)	(5,143)	(450)
Interest expense	128	83	87
Other expense	3,475	819	18,992
Net loss before income taxes	(113,005)	(189,096)	(153,028)
Income tax expense	379	1,345	147
Net loss	$(113,384)	$(190,441)	$(153,175)
Earnings per share:
Net loss per share, basic and diluted	$(1.01)	$(1.73)	$(5.51)
Weighted average shares used in computing net loss per share, basic and diluted	111,907,675	110,128,287	27,782,442
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Preferred Stock		Class S Stock		Common Stock		Additional Paid-in Capital	Loans to Related Parties	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 27, 2020	62,562,051	$505,638	—	$—	16,731,625	$17	$19,662	$(4,000)	$(323,041)	$(307,362)
Net loss	—	—	—	—	—	—	—	—	(153,175)	(153,175)
Stock-based compensation expense	—	—	—	—	—	—	28,897	—		28,897
Issuance of common stock related to restricted shares	—	—	—	—	15,000	—	—	—	—	—
Exercise of stock options	—	—	—	—	5,247,279	5	26,023	—	—	26,028
Exercise of common stock warrants	—	—	—	—	61,147	—	119	—	—	119
Issuance of preferred stock (net of issuance costs of $226)	6,669,146	108,858	—	—	—	—	—	—	—	—
Issuance of Class S stock for acquisition of business	—	—	1,843,493	2	—	—	30,703	—	—	30,703
Issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs of $33.9 million	—	—	—	—	14,950,000	15	384,677	—	—	384,692
Conversion of Series F common stock warrants, previously issued upon exercise of the Series F warrants, into an equivalent amount of common stock	—	—	—	—	235,000	—	6,580	—	—	6,580
Conversion of Class S stock in connection with the initial public offering	—	—	(1,843,493)	(2)	1,316,763	1	—	—	—	1
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(69,231,197)	(614,496)	—	—	69,231,197	69	614,427	—	—	614,496
Automatic exercise of Series J warrants for an equivalent amount of common stock in connection with initial public offering	—	—	—	—	1,557,686	2	16,977	—	—	16,979
Repayment of related party loan	—	—	—	—	—	—	1,159	4,000	—	5,159
Balances at December 26, 2021	—	—	—	—	109,345,697	109	1,129,224	—	(476,216)	653,117
Adoption of ASC 842	—	—	—	—	—	—	—	—	(4,944)	(4,944)
Net loss	—	—	—	—	—	—	—	—	(190,441)	(190,441)
Stock-based compensation expense	—	—	—	—	—	—	78,736	—	—	78,736
Issuance of common stock related to restricted shares	—	—	—	—	829,679	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	957,617	1	4,757	—	—	4,758
Balances at December 25, 2022	—	—	—	—	111,132,993	111	1,212,716	—	(671,601)	541,226
Net loss	—	—	—	—	—	—	—	—	(113,384)	(113,384)
Stock-based compensation expense	—	—	—	—	—	—	49,532	—	—	49,532
Issuance of common stock related to restricted shares	—	—	—	—	587,078	—	—	—	—	—
Exercise of stock options	—	—	—	—	929,963	2	5,387	—	—	5,389
Shares repurchased for employee tax withholding	—	—	—	—	(10,888)	—	(166)	—	—	(166)
Balances at December 31, 2023	—	$—	—	$—	112,639,146	$113	$1,267,469	$—	$(784,985)	$482,597
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash flows from operating activities:
Net loss	$(113,384)	$(190,441)	$(153,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,491	46,471	35,549
Amortization of lease acquisition costs	92	93	402
Amortization of loan origination fees	55	126	95
Amortization of cloud computing arrangements	880	224	—
Non-cash operating lease cost	29,113	28,447	—
Loss on disposal of property and equipment	687	278	107
Stock-based compensation	49,532	78,736	28,897
Impairment and closure costs	90	2,542	4,915
Non-cash restructuring charges	5,281	13,026	—
Deferred income tax expense	358	1,290	125
Change in fair value of contingent consideration	3,475	819	4,037
Change in fair value of preferred stock warrant liability	—	—	14,955
Changes in operating assets and liabilities:
Account receivable	(258)	(600)	(1,557)
Tenant improvement receivables	—	—	(11,172)
Inventory	(686)	(480)	(283)
Prepaid expenses and other current assets	(3,789)	(2,637)	(8,375)
Operating lease liabilities	(22,290)	(13,955)	—
Accounts payable	9,871	(4,546)	3,045
Accrued payroll and benefits	6,551	(8,013)	2,829
Accrued expenses	1,163	5,732	(1,555)
Gift card and loyalty liability	781	177	(498)
Other non-current liabilities	(533)	(458)	—
Deferred rent liability	—	—	17,130
Net cash provided by (used in) operating activities	26,480	(43,169)	(64,529)
Cash flows from investing activities:
Purchase of property and equipment	(89,672)	(96,889)	(84,511)
Purchase of intangible assets	(6,115)	(5,376)	(8,264)
Acquisition, net of cash acquired	—	—	(3,340)
Security and landlord deposits	122	242	253
Lease acquisition costs	—	—	(1,686)
Net cash used in investing activities	(95,665)	(102,023)	(97,548)
Cash flows from financing activities:
Proceeds from preferred stock issuance, net of issuance costs	—	—	113,811
Proceeds from stock option exercise	5,388	4,758	26,028
Payment of contingent consideration	(10,421)	—	—
Payment of loan origination fees	—	(126)	—
Proceeds from exercise of common stock warrants	—	—	119
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and issuance costs	—	—	384,692
Payment associated to shares repurchased for tax withholding	(166)	—	—
Proceeds from issuance of Series F warrants in connection with the initial public offering	—	—	1,803
Proceeds from related party loan	—	—	5,158
Net cash (used in) provided by financing activities	(5,199)	4,632	531,611
Net (decrease) increase in cash and cash equivalents and restricted cash	(74,384)	(140,560)	369,534
Cash and cash equivalents and restricted cash—beginning of year	$331,739	472,299	102,765

Cash and cash equivalents and restricted cash—end of year	$257,355	$331,739	$472,299

Supplemental disclosure of cash flow:
Cash paid for interest	$50	$—	$—
Non-cash investing and financing activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$6,824	$7,980	$2,389
Acquisition non-cash consideration	$—	$—	$30,704
Initial liability associated with contingent consideration	$—	$—	$16,440
Conversion of redeemable convertible preferred stock to common stock in connection with public company offering	$—	$—	$614,496
Reclassification of Series F warrant liability to APIC in connection with initial public offering	$—	$—	$6,580
Reclassification of Series J warrant liability to APIC in connection with initial public offering	$—	$—	$16,979

The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 31, 2023, the Company owned and operated 221 restaurants in 18 states and Washington, D.C. The Company had 35 Net New Restaurant Openings in fiscal year 2023.
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

In connection with the IPO, (i) 69,231,197 outstanding shares of preferred stock were converted into an equivalent number of shares of common stock and (ii) 1,843,493 shares of outstanding Class S stock issued in connection with the Company’s acquisition of Spyce Food Co. (“Spyce”) in September 2021 were converted into 1,316,763 shares of common stock, resulting in an aggregate of 92,754,432 outstanding shares of common stock. These shares were then reclassified into an equivalent number of shares of Class A common stock. Additionally, in connection with the IPO, warrants to purchase 1,557,686 shares of Series J Preferred Stock were automatically exercised for an equivalent number of shares of Class A common stock, and an aggregate of 13,477,303 shares of Class A common stock held by Messrs. Neman, Jammet, and Ru, the Company’s co-founders, were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of an exchange agreement entered into with the Company. Furthermore, the Series F Warrants, which were exercised during fiscal year 2021, converted into 235,000 shares of Class A common stock. Finally, the Company recognized $14.3 million in other expense in the consolidated statement of operations from the change in fair value of the Series J and Series F warrants, based on the initial public offering price of $28.00 per share, less the underlying exercise price of the warrants and $5.4 million of stock-based compensation expense for options with a performance-based vesting condition satisfied at IPO.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the last Sunday of the calendar year. Fiscal year 2023 was a 53-week period that ended December 31, 2023. Fiscal years 2022 and 2021 were 52-week periods that ended December 25, 2022 and December 26, 2021, respectively. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. In a 52-week fiscal year, each quarter includes 13 weeks of operations.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of December 31, 2023 and December 25, 2022, were $3.0 million and $0.7 million, respectively.
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
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying consolidated balance sheets to the total amount shown in its consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$257,230	$331,614
Restricted cash, non-current	125	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$257,355	$331,739
Concentrations of Risk— The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
As of December 31, 2023, December 25, 2022, and December 26, 2021, approximately 28%, 32%, and 33%, respectively, of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.

Other Current Assets— Other current assets primarily consist of the Employee Retention Credit “ERC”, outstanding receivables from the Company’s distributors and current amortization of deferred costs.

Subsequent to the adoption of ASC 842, other current assets also consist of tenant improvement allowance receivables for locations that have no corresponding operating lease asset and liability due to their rent payments being entirely variable, and amount to $0.8 million and $0.3 million as of December 31, 2023 and December 25, 2022, respectively.

Other Assets— Other Assets primarily consist of deferred costs, which are capitalized implementation costs from cloud computing arrangements in relation the Company’s enterprise resource planning system (“ERP”). These costs amounted to $4.2 million and $4.8 million as of December 31, 2023 and December 25, 2022 and were recorded within other assets in the consolidated balance sheets. The amortization of these costs are recognized within the Company’s consolidated statement of operations under general and administrative expenses over a useful life of seven years.

Accounts Receivable— Accounts receivable primarily consists of receivables from distributors and receivables from the Company’s Marketplace and Outpost and Catering Channels.
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
The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants, after the restaurant construction is past the planning stage and it is considered probable that the restaurant will open. These costs are included in property and equipment and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $0.3 million, $0.9 million and $1.2 million for each of the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, respectively. The Company capitalized internal costs related to site selection and construction activities of $4.7 million and $4.0 million for the fiscal years ended December 31, 2023 and December 25, 2022, respectively. In addition, for fiscal year 2022, the Company recorded $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline the Company’s future new restaurant openings which is recorded within restructuring charges.

Restructuring Charges— Restructuring charges are expenses that are paid in connection with reorganization of the Company’s operations during fiscal year 2022. Additionally, in conjunction with the Company’s implementation of ASC Topic 842 (“ASC 842”), operating lease assets were evaluated for impairment, and any impairment charges incurred in conjunction with the Company’s restructuring was considered a restructuring charge.

For fiscal year 2022, the Company incurred total pre-tax restructuring and related charges of approximately $14.4 million. This included a $13.0 million non-cash restructuring expense, due to a reduction of the Company’s real estate footprint by vacating the premises of the Company’s existing Sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, of which $6.8 million related to impairment of long-lived assets and $5.8 million and $0.4 million related to impairment of the Company’s operating lease asset and closure costs, respectively, associated with the Sweetgreen Support Center, $0.6 million of severance and related benefits from workforce reductions affecting approximately 5% of employees at the Sweetgreen Support Center, $0.6 million of costs related to abandoning certain potential future restaurant sites in an effort to streamline the Company’s future new restaurant openings, and $0.2 million of other related expenses.

For fiscal year 2023, stemming from the 2022 reorganization, the Company recorded restructuring charges of $7.4 million primarily related to operating lease asset impairment costs from the Company’s vacated former

Sweetgreen Support Center as well as the amortization of the underlying operating lease asset and related real estate and common area maintenance fees (“CAM”) charges.
Business Combinations—The Company utilizes the acquisition method of accounting in any acquisitions or business combinations. The acquisition method of accounting requires companies to assign values to assets and liabilities acquired based upon their fair values at the acquisition date. In most instances, there are not readily defined or listed market prices for individual assets and liabilities acquired in connection with a business, including intangible assets. The determination of fair value for assets and liabilities in many instances requires a high degree of estimation. The valuation of intangible assets, in particular, is very subjective. The Company generally obtains third-party valuations to assist it in estimating fair values. The use of different valuation techniques and assumptions could change the amounts and useful lives assigned to the assets and liabilities acquired and related amortization expense. Total research and development excluding any related cost associated with the Spyce acquisition was $1.2 million and $2.0 million for the fiscal years ended December 31, 2023 and December 25, 2022, respectively. These costs are recorded within general and administrative cost in the Company’s accompanying consolidated statement of operations.
Contingent Consideration—Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition (see Note 6 for further details) is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of December 31, 2023 and December 25, 2022 was $8.4 million and $21.3 million, respectively. During fiscal year ended December 31, 2023, the Company paid $10.4 million of the contingent consideration. See Note 3.

Changes in fair value of the contingent consideration is recognized within other expense in the accompanying consolidated statement of operations.
Other Current Liabilities—The other current liabilities is solely comprised of the short-term portion of the contingent consideration liability which was determined based on known stock price values in January 2024. See Note 17.
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
The Company performed the qualitative assessment above and concluded that the fair value of the reporting unit is more likely than not to exceed the carrying value, and did not record any impairment charges related to the carrying amount of goodwill during the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021.
Fair value estimates are subject to change as a result of many factors, including changes in business plans, economic conditions, and the competitive environment, among others. Should actual cash flows and the Company’s future estimates vary adversely from current estimates, the Company may be required to recognize goodwill impairment charges in future years.
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

Lease Acquisition Costs—Prior to the adoption of ASC 842, lease acquisition costs included key money and legal and broker fees incurred to obtain a lease. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease. These costs were amortized over the respective lease terms that range from 10 to 15 years and are presented net of accumulated amortization. Amortization expense for the fiscal year ended December 26, 2021 was $0.4 million, of which all but an insignificant amount was included in occupancy and related expenses and the remainder was included in general and administrative expenses in the accompanying consolidated statement of operations.

Upon adoption of ASC 842, lease acquisition costs associated with legal and broker fees are expensed as incurred and no longer capitalized. As such, lease acquisition costs only include key money. Total lease acquisition costs, net of accumulated amortization, as of December 31, 2023 and December 25, 2022 were $0.5 million and $0.6 million, respectively. Amortization expense for both the fiscal years ended December 31, 2023 and December 25, 2022 was $0.1 million, which was recorded within occupancy and related expenses in the accompanying statement of operations. Further, the Company recorded $1.7 million of legal fee expenses associated with obtaining a lease for the fiscal year ended December 25, 2022 which was recorded to general and administrative expenses within the consolidated statement of operations. The Company also recorded a $4.2 million adjustment to accumulated deficit as of the effective date of the adoption of ASC 842, related to legal fees no longer capitalizable. See Note 9.
Revenue Recognition—The Company recognizes food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through the Company’s three disaggregated revenue channels: Owned Digital Channels, In Store-Channel (Non-Digital component), and Marketplace Channel.

Owned Digital Channels encompasses the Company’s Pick-Up Channel, Native Delivery Channel, Outpost and Catering Channel, and purchases made in its In-Store Channel via digital scan-to-pay, prior to the elimination of digital scan-to-pay during the fiscal quarter ended September 24, 2023. Pick-Up Channel refers to sales to customers made for pick-up at one of the Company’s restaurants through the Sweetgreen website or mobile app. Native Delivery Channel refers to sales to customers for delivery made through the Sweetgreen website or mobile app. Outpost and Catering Channel refers to sales to customers for delivery made through the Sweetgreen website or mobile app to Outposts, which are the Company’s offsite drop-off points at offices, residential buildings and hospitals. In addition, the Company’s Outpost and Catering Channel includes the Company’s catering offerings, which refer to sales to customers made through the Company’s catering website for pickup at one of the Company’s restaurants or delivery to a customer-specified address.
In-Store Channel (Non-Digital component) refers to sales to customers who make in-store purchases in the Company’s restaurants, whether they pay by cash or credit card, or digital scan-to-pay. Digital scan-to-pay was eliminated during the fiscal quarter ended September 24, 2023. Purchases made in the Company’s In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in the Company’s In-Store Channel via digital scan-to-pay, prior to its elimination, were included as part of the Company’s Owned Digital Channels.
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
Delivery—The majority of the Company’s restaurant locations offer a delivery option. Delivery services are fulfilled by third-party service providers whether delivery is ordered through the Company’s Native Delivery Channel or Marketplace Channel. With respect to Native Delivery sales, the Company controls the delivery services and recognizes revenue, including delivery revenue, when the delivery partner transfers food or beverage to the customer. For these sales, the Company receives payment directly from the customer at the time of sale. With respect to Marketplace Channel sales, the Company recognizes revenue, excluding delivery fees collected by the delivery partner as the Company does not control the delivery service, when control of the food is delivered to the end customer. The Company receives payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognize the revenue on a gross basis.
Income Taxes—The Company is subject to federal and state income taxes. The Company uses the asset and liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under this method, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of assets and liabilities. All deferred tax assets and liabilities are classified as non-current in the accompanying consolidated balance sheet. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against the portion of deferred tax assets that the Company believes will not be realized on a more-likely-than-not basis.
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
Impairment and Closure Costs— Impairment includes impairment charges related to our long-lived assets, which include property and equipment and internally developed software, and subsequent to the adoption of

ASC 842, operating lease assets. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements, and operating lease assets, net of operating lease liability. The carrying amount of a corporate-level asset group includes support center property and equipment, operating lease assets, internally developed software and internally developed technology. Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. The Company uses a discounted cash flow model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an operating lease asset primarily involves the evaluation of current and future market value rental amounts, which are primarily based on recent observable market rental data. The fair value of an operating lease asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs, including future revenue projections. Accordingly, such significant assumptions are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include sales growth rates, gross margins, and operating expense in relation to the current economic environment and the Company’s future expectations, competitive factors in its various markets, inflation, sales trends and other relevant economic factors that may impact the store under evaluation. In addition, assumptions used for operating lease assets vacated for future sublease include the Company’s estimated future sublease income and a property specific discount rate. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material.

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office during and following the COVID-19 pandemic (including as a result of many workplaces adopting remote or hybrid models) and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecast, restructuring activities and anticipated store closures, occurred for certain restaurants and its Support Center, that required an impairment review of the Company’s long-lived assets. No indicators of impairment were found for the Company’s intangible assets for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021.

Based on the results of this analysis, the Company recorded non-cash impairment charges of $4.3 million during the fiscal year ended December 31, 2023, related to the operating lease asset for the Company’s former Sweetgreen Support Center vacated previously during fiscal year 2022, which was recorded under restructuring charges within the consolidated statement of operations. During the fiscal year ended December 25, 2022 the Company recorded non-cash impairment charge of $15.0 million, of which $8.8 million was related to property and equipment and $6.2 million was related to operating lease assets. Of the $8.8 million of property and equipment impairment, $6.8 million was associated with the Company’s vacated former Sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $2.0 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $6.2 million of operating lease impairment, $5.8 million was associated with the Company’s vacated Sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $0.4 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $15.0 million total non-cash impairment expense, $12.6 million was included within restructuring charges and $2.4 million was included within impairment and closure costs within the consolidated statement of operations. During the fiscal year ended December 26, 2021, the Company recorded non-cash impairment charges of $4.4 million, related to certain of the Company’s stores, as well as the two stores operated by Spyce Food Co. (“Spyce”).

Prior to the adoption of ASC 842, closure costs included non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income. Subsequent to the adoption of ASC 842, closure costs include lease and related costs associated with closed restaurants including the amortization of the operating lease asset, and expenses associated with common area maintenance fees and real estate taxes for previously impaired stores. During the fiscal year ended December 31, 2023, the Company recognized closure costs of $0.6 million related to the amortization of the operating lease asset and expenses associated with CAM and real estate taxes for previously closed stores, including three previously impaired stores that were closed during the fiscal year ended December 31, 2023. During the fiscal year ended fiscal year December 25, 2022, the Company closed one store operated by Spyce, which was fully impaired in a prior period. This closure resulted in closure costs of $0.5 million. During fiscal year ended December 26, 2021, the Company closed one store operated by Spyce, which was fully impaired in prior periods. This closure resulted in closure costs of $0.5 million.

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

The Company applied ASC 842 using the effective date method, which allowed the Company to apply the standard as of the adoption date, and to recognize the cumulative effect of initially applying ASC 842 as an adjustment to accumulated deficit at December 27, 2021. See Note 9. Therefore, the comparative information for the fiscal year ended December 26, 2021 has not been adjusted and continues to be reported under ASC 840.
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
Marketing and Public Relations—Marketing costs, which include the development and production of advertising materials and online marketing tools, are expensed in the period incurred. Marketing expense directly attributable to an individual restaurant is included within other restaurant operating costs. Marketing expense for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 was $14.3 million, $14.5 million and $9.9 million, respectively, of which $10.7 million, $10.9 million and $7.9 million, respectively, is included in general and administrative expense, $3.1 million, $2.7 million and $1.8 million, respectively, is included in other restaurant operating costs and $0.5 million, $1.0 million, and $0.2 million is included in preopening costs in the accompanying consolidated statements of operations.
Restaurant Operating Costs—Restaurant operating costs primarily consist of food, beverage, packaging costs for to-go orders, salaries, benefits, and other expenses related to the Company’s in-store employees, maintenance and utilities at the Company’s restaurants, leasing costs for the Company’s restaurants and delivery and processing fees.
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

The Company has granted founder performance-based restricted stock units (“founder PSUs”) that contain a market condition in the form of future stock price targets. The grant date fair value of the founder PSUs was determined using a Monte Carlo simulation model and the Company estimates the derived service period of the founder PSUs. The grant date fair value of founder PSUs containing a market condition is recorded as stock-based compensation over the derived service period using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, any unrecognized compensation expenses related to the founder PSUs will be expensed during the period the stock price targets are achieved. Provided that each founder continues to be employed by the Company through the derived service period, stock-based compensation expense is recognized over the derived service period, regardless of whether the stock price goals are achieved.

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

Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, preferred stock and stock options to purchase common stock were considered common stock equivalents but had been excluded from the calculation of diluted net loss per share available to common shareholders as their effect was anti-dilutive. In periods in which the Company reports a net loss available to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share available to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021.

Upon completion of the Company's IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 69,231,197 shares of common stock (which was then reclassified into Class A common stock) and their carrying amount reclassified into stockholders' (deficit) equity. As of December 31, 2023, there were no shares of redeemable convertible preferred stock issued and outstanding. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. Prior to the IPO, there were no shares of Class A or Class B common stock issued and outstanding.
Employee Benefit Plan— The Company sponsors a qualified 401(k) defined contribution plan (the “Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company matches 50% of an eligible employee’s contribution up to 3% of wages. An employee becomes eligible once the individual has worked at the Company for 6 months, has worked 500 or more hours, and is 21 years or older. The Company has temporarily paused this matching contribution, effective in the fourth fiscal quarter of 2022. For the fiscal years ended December 25, 2022, and December 26, 2021 the matching contribution was $1.0 million, and $1.2 million, respectively.
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
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on our disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

2.REVENUE RECOGNITION
Nature of products and services
The Company has one revenue stream. See Note 1 for a description of the revenue recognition policies.
The following table presents the Company’s revenue for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021 disaggregated by significant revenue channel:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022	December 26, 2021
Owned Digital Channels	$212,872	$191,129	$156,513
In-Store Channel (Non-Digital component)	242,073	177,996	110,850
Marketplace Channel	129,096	100,980	72,511
Total Revenue	$584,041	$470,105	$339,874
Gift Cards
Gift card liability included in gift card within the accompanying consolidated balance sheet was as follows:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022	December 26, 2021
Gift Card Liability	$2,797	$2,016	$1,839
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$480	$378	$244
Sweetpass

During the second quarter of fiscal 2023, the Company launched its Sweetpass and Sweetpass + loyalty program nationwide. Prior to the introduction of Sweetpass, the Company had a loyalty program called Sweetgreen Rewards, which was terminated during fiscal year 2021 and all revenue related to performance obligations for Sweetgreen Rewards was satisfied as of December 26, 2021. Sweetpass is the Company’s loyalty program where customers can earn rewards, birthday treats, menu exclusives and more. All customers that create a digital account will automatically be enrolled in this free program. For additional perks like a daily $3 off, customers can upgrade to Sweetpass+ for $10 per month.

In both the Sweetpass and Sweetpass + program, customers can earn rewards for completing challenges which are generally earned by customers when they purchase certain goods within established time periods of one to two weeks. (“Rewards”). The Rewards generally provide customers with future discounts or free goods, and typically expire within one week to two weeks after they are issued. The Company defers revenue associated with the estimated standalone selling price of the Rewards, which is based on the value of the product to which the reward is related to and incorporates the estimate of the likelihood that the Rewards will be redeemed. The Rewards are recognized as revenue when the customer redeems the Rewards or it expires. Due to the insignificant nature of outstanding Rewards as of December 31, 2023, no revenue was deferred for the fiscal year ended December 31, 2023 related to the Rewards. The costs associated with Rewards redeemed are primarily included within food, beverage and packaging costs.

The contract terms for Sweetpass + are generally one month and customers have the right to terminate the monthly contract at any point in time. The Company determined that the customer receives daily benefits evenly during the one month contract period and all benefits associated with Sweetpass + expire at the end of the contract. The $10 monthly subscription revenue related to Sweetpass + is recognized over the contract period, which is typically one month. Additionally, the daily discounts offered under Sweetpass + is recognized as a reduction of revenue when customers redeem such discount. Due to the insignificant nature of unrecognized revenue related to Sweetpass + as of December 31, 2023, no revenue was deferred for the fiscal year ended December 31, 2023 related to the monthly subscription fees paid by customers for Sweetpass +.
3.FAIR VALUE
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of December 31, 2023				Fair Value Measurements as of December 25, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$8,350	—	—	8,350	$21,296	—	—	21,296

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.
Contingent Consideration

In connection with the Company’s acquisition of Spyce on September 7, 2021, the former equity holders of Spyce may receive up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s initial public offering (“IPO”) (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. See Note 6. Additionally, the former equity holders of Spyce may receive true-up payments in cash, as described here. If as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that has continually held their respective portion of the 1,316,763 total shares of the Company’s Class A common stock issued in connection with the acquisition during such period, the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price (“true-up payment”). As of the second anniversary of the closing date of the acquisition, the Company calculated the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price as $13.62. This resulted in a true-up payment of $10.4 million, due to 570,249 shares that did not meet the continuous holding requirement. The $10.4 million true-up payment is included within financing in the Consolidated Statements of Cash Flows as the payment is less than the original fair value of contingent consideration.

Additionally, if as of the date of the achievement of any of the three milestones, the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration, excluding the true-up payment, which was calculated as noted above, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was issued and paid subsequent to December 31, 2023. Of this $6.0 million, $2.1 million was issued in Class A common stock and $3.9 million was issued in cash, based on a VWAP Price of $10.20. As the stock was issued and payment was made within one year from December 31, 2023, it was included in other current liabilities within the Consolidated Balance Sheets.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent consideration
Balance—December 26, 2021	$20,477
Change in fair value	819
Balance—December 25, 2022	$21,296
True-up payment	(10,421)
Current portion of contingent consideration included in other current liabilities	(6,000)
Change in fair value	3,475
Balance—December 31, 2023	$8,350
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations.

		Fair Value Measurements at December 31, 2023			Fiscal Year Ended December 31, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Operating lease assets	$5,719	$—	$—	$5,719	$4,291

		Fair Value Measurements at December 25, 2022			Fiscal Year Ended December 25, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$8,821
Operating lease assets	$10,744	$—	$—	$10,744	$6,228

		Fair Value Measurements at December 26, 2021			Fiscal Year Ended December 26, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$4,415

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. For the operating lease assets’ fair value estimate as of December 31, 2023 and December 25, 2022, the Company estimated the sublease income through early fiscal 2032 and discounted such cash flows using a property specific discount rate of approximately nine percent.

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022
Kitchen equipment	$89,814	$71,304
Computers and other equipment	37,984	30,543
Furniture and fixtures	36,692	27,262
Leasehold improvements	262,191	212,825
Assets not yet placed in service	26,269	34,767
Total property and equipment	452,950	376,701
Less: accumulated depreciation	(186,048)	(141,444)
Property and equipment - net	$266,902	$235,257
Depreciation expense for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 was $49.5 million, $38.8 million, and $29.2 million, respectively.

Loss on asset disposals for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, was $0.7 million, $0.3 million, and $0.1 million, respectively.
As of December 31, 2023, the Company had seven facilities under construction due to open during 2024. Depreciation commences after a store opens and the related assets are placed in service. As of December 25, 2022, the Company had twenty facilities under construction, all of which were opened during fiscal year 2023. Depreciation commences after a store opens and the related assets are placed in service.
Based on the Company’s review of its property and equipment for impairment, for the fiscal year ended December 31, 2023 the Company did not record a non-cash impairment charge. For the fiscal year ended December 25, 2022, the Company recorded non-cash impairment charges of $8.8 million, of which $2.0 million was recorded within impairment and closure costs and $6.8 million was recorded within restructuring charges within the consolidated statement of operations. For the fiscal year ended December 26, 2021, the Company recorded non-cash impairment charges of $4.4 million, respectively, within impairment and closure costs in the consolidated statement of operations.
5.INTANGIBLE ASSETS, NET
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022
Internal use software	$38,336	$31,502
Developed technology	20,050	20,050
Total intangible assets	58,386	51,552
Accumulated amortization	(30,979)	(20,990)
Total	$27,407	$30,562
Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful lives of developed technology is five years and the assets were placed into service during the second fiscal quarter of 2023. See Note 6.

Amortization expense for internal software was $10.0 million, $7.7 million, and $6.4 million for the fiscal years ended 2023, 2022 and 2021, respectively. Estimated amortization of internal software for each of the next five years is as follows:

(dollar amounts in thousands)
2024	$9,741
2025	7,188
2026	5,131
2027	4,010
2028	1,337
Total	$27,407
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

The allocation of the purchase price and the transaction costs is as follows (in thousands):

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

The Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and December 25, 2022 reflect results of operations of the acquired business. The Company accounted for this acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations. The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing restaurants and the workforce of Spyce. For tax purposes the acquisition was treated as a stock purchase, and as such any goodwill or other intangible assets recorded as a result of this transaction are not deductible for tax purposes.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition occurred on December 28, 2020.

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021
Revenue	$340,807
Net loss attributable to Sweetgreen, Inc.	$(156,050)

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
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022
Fixed asset accrual	$3,577	$5,963
Accrued general and sales tax	3,438	2,736
Rent deferrals	1,330	1,728
Accrued delivery fee	1,197	968
Accrued settlements and legal fees	1,439	1,106
Other accrued expenses	9,864	9,568
Total accrued expenses	$20,845	$22,069
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

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The 2020 Credit Facility also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of December 31, 2023 and December 25, 2022, the Company had no outstanding balance under the 2020 Credit Facility.

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

Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of December 31, 2023 and December 25, 2022.

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

The Company had unamortized loan origination fees of $0.1 million and $0.1 million as of December 31, 2023 and December 25, 2022, respectively, which are included within the accompanying consolidated balance sheet in other current assets. The Company recognized $0.1 million of interest expense in both fiscal years 2023 and 2022, respectively, related to the amortization of loan origination fees.
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

The components of lease cost for the fiscal years ended December 31, 2023 and December 25, 2022 were as follows:

(dollar amounts in thousands)	Classification	December 31, 2023	December 25, 2022
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	48,168	43,722
Variable lease cost	Occupancy and related expense General and administrative expense	11,055	7,958
Short term lease cost	Occupancy and related expense General and administrative expense	422	145
Sublease income	General and administrative expense	(356)	(711)
Total lease cost		$59,289	$51,114

During the fiscal year ended December 31, 2023, the Company recorded non-cash impairment charges related to operating lease assets of $4.3 million, all of which is recorded within restructuring charges in the consolidated statement of operations. During fiscal year December 25, 2022, the Company recorded non-cash impairment charges related to operating lease assets of $6.2 million, of which $5.8 million is recorded within restructuring charges and $0.4 million is recorded within impairment and closure costs in the consolidated financial statements. See Note 1.

As of December 31, 2023, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2024	50,658
2025	55,656
2026	54,582
2027	50,363
2028	44,248
Thereafter	138,292
Total	393,799
Less: imputed interest	90,934
Total lease liabilities	302,865

As of December 31, 2023 the Company had additional operating lease commitments of $25.9 million for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2024. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of December 31, 2023 and December 25, 2022 is as follows:

	December 31, 2023	December 25, 2022
Weighted average remaining lease term (years):
Operating Leases	7.41	7.98
Weighted average discount rate:
Operating Leases	6.51%	6.09%

Supplemental cash flow information related to leases as of December 31, 2023 and December 25, 2022 is as follows:

	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$42,425	$29,230
Right of use assets obtained in exchange for lease obligations:
Operating leases	$24,416	$57,396
Prior to the adoption of ASC 842, the fiscal years ended December 26, 2021 were in accordance with ASC 840. As such, the following table below outlines the components of rent expense for the fiscal years ended December 26, 2021:

(dollar amounts in thousands)	Fiscal Year Ended December 26, 2021
Base rent	$31,901
Contingent rent	696
Pre-opening rent	3,098
Less: sublease income	(247)
Net rent	$35,448
Rent expense for the fiscal year ended December 26, 2021 was $35.4 million, of which $29.8 million, is included in occupancy and related expenses, $2.5 million, is included in general and administrative expenses and $3.1 million, is included in pre-opening costs in the accompanying consolidated statements of operations.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended December 27, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent deferrals are recorded as part of accrued expenses and the rent abatements are accounted for as variable lease payments. The Company recorded $1.3 million and $1.7 million of rent deferrals within accrued expenses as of December 31, 2023 and December 25, 2022, respectively, see Note 7.

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

As of December 31, 2023 and December 25, 2022, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31, 2023	December 25, 2022
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,219,388	13,813,922
Shares reserved for achievement of Spyce milestones	714,285	714,285
Shares reserved for employee stock purchase plan	4,111,331	3,000,000
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	7,572,945	8,402,109
Shares available for future issuance under the 2021 Equity Incentive Plan	10,572,899	10,655,568
Total reserved shares of common stock	36,190,848	36,585,884
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
12.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) and the Spyce Plan (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The total number of shares available for grant as of December 31, 2023, was 10,572,899. Options granted generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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
Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. See Note 6. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, are subject to time-based service requirements and vested on September 7, 2023, as these requirements were met. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the fiscal years ended December 31, 2023 and December 25, 2022, the Company recognized stock-based compensation expense of $2.4 million and $3.4 million, respectively, related to the vested portion of such shares.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Company’s board of directors adopted, and the Company’s stockholders approved the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, beginning January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Company’s board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023, the ESPP authorized shares increased by 1,111,331 shares to 4,111,331 in accordance with the above.

As of December 31, 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
Stock Options

Prior to the Company’s IPO, the Company granted stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the Prior Stock Plans, and subsequent to its IPO, under the 2021 Plan. In addition, as part of the Spyce acquisition, see Note 6 for further details, the Company assumed certain options to purchase shares of common stock issued pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan (the “Spyce Plan”), which, following such assumption, are exercisable for 96,151 shares of the Company’s Class A common stock with a weighted average exercise price of $8.95. The portion of the assumed options under the Spyce plan related to vesting prior to the closing date of the acquisition is included in the fair value of the equity consideration transferred in the acquisition when measuring goodwill. The portion of the assumed options under the Spyce plan that vest after the closing date of the acquisition will be recognized as compensation expense as the assumed options vest.

The following table summarizes the Company’s stock option activity for the fiscal years ended December 31, 2023 and December 25, 2022, including options assumed pursuant to the Spyce Plan, as described above:

(dollar amounts in thousands except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 26, 2021	13,773,414	$6.87	7.42	$337,269
Options granted	1,482,632	16.63
Options exercised	(957,617)	4.97
Options forfeited	(437,993)	12.83
Options expired	(46,514)	8.20
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,588,094	8.66
Options exercised	(929,963)	5.79
Options forfeited	(1,081,299)	11.25
Options expired	(171,366)	11.71
Balance—December 31, 2023	13,219,388	7.77	5.97	$53,758
Exercisable—December 31, 2023	10,308,519	6.81	5.26	$49,544
Vested and expected to vest—December 31, 2023	13,219,388	7.77	5.97	$53,758
The weighted-average fair value of options granted in fiscal years 2023 and 2022 was $9.07 and $8.02, respectively, all of which were granted to employees. The weighted average fair value of options granted in fiscal year 2021 was $7.84 and $4.47 for stock options issued to employees and non-employees, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the assumptions during the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021 included in the table below. The Company has elected to account for forfeitures as they occur.

Input	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Risk-free interest rate	3.50%-4.90%	1.59%-3.95%	0.46%-1.08%
Expected term	5.81-6.22 years	5.08-6.60 years	5.00-6.08 years
Expected Volatility	45.11%	44.25%	41.00%
Dividend yield	0%	0%	0%
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
As of December 31, 2023, there was $13.2 million in unrecognized compensation expense related to unvested stock options arrangements and is expected to be recognized over a weighted average period 1.93 years.
Restricted Stock Units and Performance Stock Units

Restricted stock units

During the fiscal year ended December 26, 2021 and prior to the Company’s IPO, excluding the founder PSUs and Spyce PSUs (each as described below), the Company issued 1,980,125 RSUs to certain employees, and 50,000 RSUs to members of its board of directors, both of which vest only upon the satisfaction of both service-based and liquidity event-related performance conditions. The fair value of these RSUs was determined based on contemporaneous third-party valuations of the Company’s common stock, sales of the Company’s redeemable convertible preferred stock to outside investors in arms-length transactions (including the Company’s IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. The grant date fair value of RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the liquidity event-related performance vesting condition becomes probable of being achieved. The service-based vesting condition is generally satisfied by the award holder providing services to us, typically over a four-year period for employees and a one-year period for members of the Company’s board of directors. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of the Company’s IPO registration statement. Stock-based compensation expense for RSUs that had not met the service-based vesting condition as of December 31, 2023 will be recorded over the remaining requisite service period.

During the fiscal years ended December 31, 2023 and December 25, 2022, the Company issued 428,428 and 724,077 RSUs, respectively, to certain employees, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s closing stock price the business day immediately preceding the date of grant. The service period of these RSUs is satisfied over a range of 0 to 4 years. The RSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The following table summarizes the Company’s RSU activity for fiscal years ended December 31, 2023 and December 25, 2022:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 27, 2020	—	$—
Granted	2,418,793	24.20
Released	(15,000)	23.00
Forfeited, cancelled, or expired	(11,367)	29.51
Balance—December. 26, 2021	2,392,426	$24.18
Granted	724,077	19.45
Released	(838,106)	23.29
Forfeited, cancelled, or expired	(497,716)	25.12
Balance—December. 25, 2022	1,780,681	23.40
Granted	428,428	9.07
Released	(587,078)	22.08
Forfeited, cancelled, or expired	(670,514)	21.19
Balance—December. 31, 2023	951,517	$17.41
As of December 31, 2023, unrecognized compensation expense related to RSUs was $8.2 million and is expected to be recognized over a weighted average period of 1.17 years. The fair value of shares earned as of the vesting date during the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021 was $6.3 million, $15.3 million and $0.4 million respectively.

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
As of December 31, 2023 unrecognized compensation expense related to PSUs was $28.5 million and is expected to be recognized over a weighted average period of 1.24 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. The Company will recognize stock compensation expense related to each performance-based milestone target as it becomes probable of occurring, based on the stock price on the date of grant. During the fiscal years ended December 31, 2023 and December 25, 2022, the Company has not recorded any stock-based compensation expense related to the Spyce PSUs. Unrecognized compensation expense related to the Spyce PSUs is $9.8 million, which will be expensed if the performance-based milestone targets become probable of being met.

During the fiscal years ended December 31, 2023 and December 25, 2022 the Company did not issue any PSUs. As described above, the Company granted a total of 6,621,248 PSUs during the fiscal year ended December 26, 2021 with a weighted average grant date fair value of $15.56. There were no grants, releases, forfeitures, cancellations, or expirations since the grant date.

A summary of stock-based compensation expense recognized fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021 is as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Stock-options	$8,878	$10,505	$15,414
Restricted stock units	8,557	32,037	7,219
Performance stock units	32,097	36,194	6,264
Total stock-based compensation	$49,532	$78,736	$28,897

Included within the $15.4 million of stock-based compensation expense for stock options during the fiscal year ended December 26, 2021, the Company recorded $5.4 million of stock-based compensation expense for options with a performance-based vesting condition that were satisfied at the closing of the IPO. Stock-based compensation expense is recorded within general and administrative expenses within the Company’s consolidated statements of operations.
13.INCOME TAXES

The Company’s entire pretax loss for the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 was from its U.S domestic operations. For the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021, the Company recorded an income tax expense of $0.4 million, $1.3 million, and $0.1 million respectively.

The components of the provision for income taxes for the fiscal year ended December 31, 2023 and December 25, 2022 are as follows (in thousands):

(dollar amounts in thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Current:
Federal	$—	$—
State	21	55
Total Current	21	55
Deferred:
Federal	323	1,271
State	35	19
Total deferred	358	1,290
Total provision for income taxes	$379	$1,345
A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31, 2023	December 25, 2022	December 26, 2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	6.7%	7.1%	6.9%
Permanent differences	(0.8%)	(0.8%)	(3.6%)
Change in valuation allowance	(18.5%)	(7.8%)	(2.8%)
Nondeductible executive compensation	(8.2%)	(19.4%)	(22.9%)
Other	(0.5%)	(0.8%)	1.3%
Total	(0.3%)	(0.7%)	(0.1%)
Components of the Company’s net deferred tax (liabilities)/assets consisted of the following:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022
Deferred tax assets:
Net operating loss carryforward	$206,452	$189,926
Charitable contributions	271	296
Deferred rent	21,045	16,127
Stock-based compensation expense	6,233	4,787
Accrued expenses	580	1,177
Deferred revenue	855	618
Other	5,140	1,061
Total deferred tax assets	240,576	213,992
Valuation allowance	(184,880)	(163,750)
Total deferred tax assets, net of valuation allowance	55,696	50,242
Deferred tax (liabilities):
Depreciation and amortization differences	(44,691)	(40,197)
State deferred taxes	(12,778)	(11,459)
Total deferred tax liabilities	(57,469)	(51,656)
Net deferred tax asset (liability)	$(1,773)	$(1,414)

As of December 31, 2023 and December 25, 2022, Company management assessed the realizability of deferred tax assets, in order to determine the need for a valuation allowance. As of the fiscal years ended December 31, 2023 and December 25, 2022, the Company is in a net deferred tax asset position of $184.9 million and $163.8 million, respectively. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
In concluding on its evaluation, Company management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 31, 2023 and December 25, 2022, a full valuation allowance of $184.9 million and $163.8 million, respectively, has been recorded against the deferred tax assets, which represents an increase of $21.1 million year over year.
As of December 31, 2023, the Company had U.S. Federal net operating loss carryforwards of $754.0 million, of which $652.1 million may be carried forward indefinitely, and the remaining carryforwards $101.9 million expire at various dates from 2029 through 2037. As of December 31, 2023, the Company had state net operating loss carryforwards of $630.2 million, of which $73.0 million may be carried forward indefinitely, and the remaining carryforwards of $557.2 million expire at various dates from 2023 through 2043.
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
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions in which it operates, and therefore is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. As of December 31, 2023, tax years from 2019 to present remain open to examination under the statutes applied by the relevant taxing jurisdictions in which the Company files tax returns. Additionally, to the extent the Company utilizes tax attribute carryforwards, such as net operating losses, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities.
The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 31, 2023 and December 25, 2022, the Company had approximately $0.4 million and $1.6 million of unrecognized tax benefits, respectively. Due to the valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax provision in its financial statements, if applicable. The Company did not have any accrued interest of penalties associated with any uncertain tax positions, and no interest expense was recognized during the fiscal years ended December 31, 2023 and

December 25, 2022. The following table summarizes the activity related to the Company’s gross uncertain tax positions for the fiscal years ended December 31, 2023 and December 25, 2022:

(dollar amounts in thousands)	December 31, 2023	December 25, 2022
Uncertain Tax Positions
Beginning of year balance	$1,556	$1,333
Increases related to prior year tax positions	—	—
(Decreases) related to prior year tax positions	—	—
(Decreases) increases related to current year tax positions	(1,125)	223
(Decreases) related to lapsing of statute of limitations	—	—
End of year balance	431	1,556

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. The ARPA did not have a material impact on the Company’s consolidated financial statements. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the Employee Retention Credit “ERC” by analogy to International Accounting Standard ("IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million, within general and administrative expenses in the Consolidated Statement of Operations for the fiscal year ended December 31, 2023 as an offset to Social Security tax expense. As of December 31, 2023 the Company received $3.4 million cash payment reducing the ERC receivable within other current assets on the Consolidated Balance Sheet to $3.6 million.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. The IRA contains several revisions to the Internal Revenue Code, including 15% corporate minimum income tax for entities with adjusted financial statement income of over $1.0 billion and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. These tax law changes did not have a material effect on the Company’s results of operations.
14.NET LOSS PER SHARE
During the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

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

The following table sets forth the computation of net loss per common share:

(dollar amounts in thousands)	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Numerator:
Net loss	$(113,384)	$(190,441)	$(153,175)
Denominator:
Weighted-average common shares outstanding—basic and diluted	111,907,675	110,128,287	27,782,442
Earnings per share—basic and diluted	$(1.01)	$(1.73)	$(5.51)
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

	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022	Fiscal Year Ended December 26, 2021
Options to purchase common stock	13,219,388	13,813,922	13,773,414
Time-based vesting restricted stock units	951,517	1,780,681	2,392,426
Performance stock units	6,621,428	6,621,428	6,621,428
Contingently issuable stock	714,285	714,285	714,285
Total common stock equivalents	21,506,618	22,930,316	23,501,553
15.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the property leased by the Company for the Company’s principal corporate headquarters. For the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 total payments to Welcome to the Dairy, LLC, totaled $4.2 million, $5.2 million, and $5.2 million, respectively.
16.COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is obligated under various operating leases related to its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, CAMs and other occupancy costs. Refer to Note 9, Leases, for additional information.
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

17.Subsequent Events
In January 2024, the Company made an aggregate cash payment of $3.9 million and issued 208,042 shares of its Class A common stock to former equity holders of Spyce in connection with the achievement of a performance milestone. See Notes 3 and 6.

*    *    *    *    *    *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sweetgreen, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 29, 2024
ITEM 9B. OTHER INFORMATION

Trading Arrangements

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold	Expiration Date
Nathaniel Ru, Chief Brand Officer and Director	Termination	December 19, 2023	X		up to 625,745	September 9, 2024

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal 1—Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Board and Corporate Governance Highlights” in the 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Person Transactions” in the 2024 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Board and Corporate Governance Highlights” in the 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-260472	4.1	11/09/2021

4.2	Description of Capital Stock	10-K	001-41069	4.2	03/04/2022

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 3, 2021, by and between the Registrant and certain of its stockholders.	S-1	333-260472	10.1	10/25/2021

10.2+	Sweetgreen, Inc. 2009 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.2	10/25/2021

10.3+	Sweetgreen, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.3	10/25/2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Awards Under the 2019 Equity Incentive Plan.	S-1	333-260472	10.4	10/25/2021

10.5+	Sweetgreen, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.					X

10.6+	Spyce Food Co. 2016 Stock Option and Grant Plan.	S-1	333-260472	10.6	10/25/2021

10.7+	Sweetgreen, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260472	10.7	10/25/2021

10.8+	Non-Employee Director Compensation Policy.	S-1	333-260472	10.8	10/25/2021

10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-260472	10.9	10/25/2021

10.10+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jonathan Neman.	S-1	333-260472	10.10	10/25/2021

10.11+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Nicolas Jammet.					X

10.12+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jim McPhail.	S-1	333-260472	10.12	10/25/2021

10.13+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Nathaniel Ru.					X

10.14+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Mitch Reback.					X

10.15+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Wouleta Ayele.					X

10.16+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Adrienne Gemperle.					X

10.17+	Executive Employment Agreement, effective February 5, 2024, by and between the Registrant and Rossann Williams.					X

10.18+	Separation Agreement, effective December 31, 2023, by and between the Registrant and Jim McPhail.					X

10.19	Lease Agreement, dated as of May 23, 2019, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.13	10/25/2021

10.20	First Amendment to Lease Agreement, dated as of August 12, 2020, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.14	10/25/2021

10.21	First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 14, 2020, by and between the Registrant and EagleBank.	S-1	333-260472	10.15	10/25/2021

10.22	Amendment No. 1 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of September 29, 2021, by and between the Registrant and EagleBank.	S-1	333-260472	10.16	10/25/2021

10.23	Amendment No. 2 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of May 9, 2022, by and between the Registrant and EagleBank.	10-Q	001-41069	10.17	8/10/2022

10.24	Amendment No. 3 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of December 13, 2022, by and between the Registrant and EagleBank.	8-K	001-41069	10.18	12/16/2022

10.25+	Form of Exchange Agreement by and among the Registrant, Jonathan Neman, Nicolas Jammet, Nathaniel Ru, and certain related entities.	S-1	333-260472	10.17	10/25/2021

10.26	Amendment No. 4 to First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement, dated as of April 25, 2023, by and between the Registrant and EagleBank.	10-Q	001-41069	10.1	7/28/2023

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signatures page of the Annual Report on Form 10-K).	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.1	Incentive Compensation Recoupment Policy	X

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 29, 2024.

SWEETGREEN, INC.

By:	/s/ Jonathan Neman
Name:	Jonathan Neman
Title:	Chief Executive Officer

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 29, 2024.

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

Signature	Title	Date

/s/ Jonathan Neman	Chief Executive Officer and Director	February 29, 2024
Jonathan Neman	(Principal Executive Officer)

/s/ Nicolas Jammet	Chief Concept Officer and Director	February 29, 2024
Nicolas Jammet

/s/ Nathaniel Ru	Chief Brand Officer and Director	February 29, 2024
Nathaniel Ru

/s/ Mitch Reback	Chief Financial Officer	February 29, 2024
Mitch Reback	(Principal Financial Officer and Principal Accounting Officer)

/s/ Neil Blumenthal	Director	February 29, 2024
Neil Blumenthal

/s/ Julie Bornstein	Director	February 29, 2024
Julie Bornstein

/s/ Cliff Burrows	Director	February 29, 2024
Cliff Burrows

/s/ Valerie Jarrett	Director	February 29, 2024
Valerie Jarrett

/s/ Youngme Moon	Director	February 29, 2024
Youngme Moon

/s/ Bradley Singer	Director	February 29, 2024
Bradley Singer
S-3