Form 10-Q
period 2024-03-31
Sweetgreen, Inc.
filed 2024-05-10
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had 100,440,089 shares of Class A common stock and 12,871,027 shares of Class B common stock outstanding as of May 6, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics; our liquidity and the sufficiency of our capital resources; our expectations regarding financial and macroeconomic trends; our plans regarding innovation, including Infinite Kitchen, and the resulting potential benefit to our business; our ability to achieve or maintain profitability; and management’s plans, priorities, initiatives and strategies. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively, uncertainties regarding changes in economic conditions and geopolitical events, and the customer behavior trends they drive, our ability to open new restaurants, our ability to effectively identify and secure appropriate sites for new restaurants, our ability to expand into new markets and the risks such expansion presents, the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations, the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants, our ability to preserve the value of our brand, food safety and foodborne illness concerns, the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce, the impact of pandemics or disease outbreaks, our ability to achieve profitability in the future, our ability to identify, complete, and integrate acquisitions, the effect on our business of governmental regulation and changes in employment laws, the effect on our business of expenses and potential management distraction associated with litigation, potential privacy and cybersecurity incidents, the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards, and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and elsewhere in this Quarterly Report.

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

i

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. No restaurants were excluded from our Comparable Restaurant Base for the thirteen weeks ended March 31, 2024. Two restaurants were excluded from our Comparable Restaurant Base for the thirteen weeks ended March 26, 2023. Such adjustment did not result in a material change to our key performance metrics.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash, credit card, or digital scan-to-pay. Digital scan-to-pay was eliminated during fiscal year 2023. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay, prior to its elimination, were included as part of our Owned Digital Channels (defined below).

Marketplace Channel. Marketplace Channel refers to sales to customers for delivery or pick-up made through third-party delivery marketplaces, including Caviar, DoorDash, Grubhub, Postmates, Uber Eats, ezCater, Sharebite, and others.

Native Delivery Channel. Native Delivery Channel refers to sales to customers for delivery made through the Sweetgreen website or mobile app.

Outpost and Catering Channel. Outpost and Catering Channel refers to sales to customers for delivery made through the Sweetgreen website or mobile app to our Outposts, which are our designated offsite drop-off points at offices, residential buildings, and hospitals. In addition, our Outpost and Catering Channel includes our catering offerings, which refer to sales to customers made through our catering website for pickup at one of our restaurants or delivery to a customer-specified address.

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

Key Performance Metrics and Non-GAAP Financial Measures

For definitions of our key performance metrics, Net New Restaurant Openings, Average Unit Volume (“AUV”), Same-Store Sales Change, Total Digital Revenue Percentage, and Owned Digital Revenue Percentage, as well as definitions of our Non-GAAP Financial Measures, Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Performance Metrics and Non-GAAP Financial Measures.”

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
ii

**************

iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of March 31, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$243,756	$257,230
Accounts receivable	5,590	3,502
Inventory	1,854	2,069
Prepaid expenses	6,773	5,767
Current portion of lease acquisition costs	93	93
Other current assets	5,622	7,450
Total current assets	263,688	276,111
Operating lease assets	$243,602	$243,992
Property and equipment, net	267,132	266,902
Goodwill	35,970	35,970
Intangible assets, net	26,356	27,407
Security deposits	1,406	1,406
Lease acquisition costs, net	403	426
Restricted cash	125	125
Other assets	4,020	4,218
Total assets	$842,702	$856,557
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$32,348	$31,426
Accounts payable	19,722	17,380
Accrued expenses	22,003	20,845
Accrued payroll	10,122	13,131
Gift cards and loyalty liability	3,137	2,797
Other current liabilities	—	6,000
Total current liabilities	87,332	91,579
Operating lease liabilities, net of current portion	$272,053	$271,439
Contingent consideration liability	10,377	8,350
Other non-current liabilities	799	819
Deferred income tax liabilities	1,863	1,773
Total liabilities	$372,424	$373,960
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 100,338,733 and 99,700,052 Class A shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; 300,000,000 Class B shares authorized, 12,871,027 and 12,939,094 Class B shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	113	113
Additional paid-in capital	1,281,217	1,267,469
Accumulated deficit	(811,052)	(784,985)
Total stockholders’ equity	470,278	482,597
Total liabilities and stockholders’ equity	$842,702	$856,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended
	March 31, 2024	March 26, 2023
Revenue	$157,850	$125,062
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	43,718	35,587
Labor and related expenses	45,766	39,243
Occupancy and related expenses	14,448	12,630
Other restaurant operating costs	25,381	20,665
Total restaurant operating costs	129,313	108,125
Operating expenses:
General and administrative	36,865	34,907
Depreciation and amortization	16,427	13,110
Pre-opening costs	1,432	3,366
Impairment and closure costs	157	190
Loss on disposal of property and equipment	66	48
Restructuring charges	505	638
Total operating expenses	55,452	52,259
Loss from operations	(26,915)	(35,322)
Interest income	(3,016)	(3,062)
Interest expense	19	21
Other expense	2,059	1,058
Net loss before income taxes	(25,977)	(33,339)
Income tax expense	90	318
Net loss	$(26,067)	$(33,657)
Earnings per share:
Net loss per share basic and diluted	$(0.23)	$(0.30)
Weighted average shares used in computing net loss per share basic and diluted	112,772,776	111,297,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended March 31, 2024 and March 26, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(33,657)	(33,657)
Exercise of stock options	160,964	—	767	—	767
Issuance of common stock related to restricted shares	155,558	—	—	—	—
Shares repurchased for employee tax withholding	(6,013)	—	(44)	—	(44)
Stock-based compensation expense	—	—	14,265	—	14,265
Balances at March 26, 2023	111,443,502	$111	$1,227,704	$(705,258)	$522,557

Balances at December 31, 2023	112,639,146	$113	$1,267,469	$(784,985)	$482,597
Net loss	—	—	—	(26,067)	(26,067)
Exercise of stock options	257,201	—	1,990	—	1,990
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Issuance of common stock related to restricted shares	105,371	—	—	—	—
Stock-based compensation expense	—	—	9,626	—	9,626
Balances at March 31, 2024	113,209,760	$113	$1,281,217	$(811,052)	$470,278
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen weeks ended
	March 31, 2024	March 26, 2023
Cash flows from operating activities:
Net loss	$(26,067)	$(33,657)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,427	13,110
Amortization of lease acquisition	23	23
Amortization of loan origination fees	19	21
Amortization of cloud computing arrangements	226	216
Non-cash operating lease cost	7,547	11,829
Loss on fixed asset disposal	66	48
Stock-based compensation	9,626	14,265
Non-cash impairment and closure costs	24	190
Non-cash restructuring charges	175	638
Deferred income tax expense	90	319
Change in fair value of contingent consideration liability	2,027	1,052
Changes in operating assets and liabilities:
Accounts receivable	(2,088)	(1,820)
Inventory	215	99
Prepaid expenses and other assets	775	(5,939)
Operating lease liabilities	(5,820)	(12,789)
Accounts payable	1,884	7,012
Accrued payroll and benefits	(3,009)	2,177
Accrued expenses	966	310
Gift card and loyalty liability	340	(180)
Other non-current liabilities	(20)	(54)
Net cash provided by (used in) operating activities	3,426	(3,130)
Cash flows from investing activities:
Purchase of property and equipment	(13,410)	(30,860)
Purchase of intangible assets	(1,612)	(1,525)
Security and landlord deposits	—	6
Net cash used in investing activities	(15,022)	(32,379)
Cash flows from financing activities:
Proceeds from stock option exercise	1,990	767
Payment of contingent consideration	(3,868)	—
Payment associated to shares repurchased for tax withholding	—	(44)
Net cash provided by (used in) financing activities	(1,878)	723
Net decrease in cash and cash equivalents and restricted cash	(13,474)	(34,786)
Cash and cash equivalents and restricted cash—beginning of year	257,355	331,739
Cash and cash equivalents and restricted cash—end of period	$243,881	$296,953
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$7,474	$5,907
Non-cash issuance of common stock associated with Spyce milestone achievement	$2,132	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 31, 2024, the Company owned and operated 227 restaurants in 19 states and Washington, D.C. During the thirteen weeks ended March 31, 2024, the Company had 6 Net New Restaurant Openings.
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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports and should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2023.
Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal year 2024 is a 52-week period that ends December 29, 2024 and fiscal year 2023 was a 53-week period that ended December 31, 2023. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of March 31, 2024 and December 31, 2023, were $4.5 million and $3.0 million, respectively.

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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of March 31, 2024	As of December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$243,756	$257,230
Restricted cash, noncurrent	125	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$243,881	$257,355

Recently Issued Accounting Pronouncements Not Yet Adopted— In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen weeks ended March 31, 2024 and March 26, 2023 disaggregated by significant revenue channel:

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023
Owned Digital Channels	$51,812	$48,261
In-Store Channel (Non-Digital component)	64,927	49,391
Marketplace Channel	41,111	27,410
Total Revenue	$157,850	$125,062
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of March 31, 2024	As of December 31, 2023
Gift Card Liability	$2,959	$2,797
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$664	$325

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of March 31, 2024				Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	10,377	—	—	10,377	8,350	—	—	8,350

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the Company’s acquisition of Spyce on September 7, 2021, the former equity holders of Spyce may receive up to $20 million (in the form of up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s initial public offering (“IPO”) (the “Reference Price”)), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026.

Additionally, as of the date of the achievement of any of the three milestones, if the Volume-Weighted Average Price of the Company’s Class A common stock as of such milestone achievement date (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce, in respect of each share of Class A Common stock issued to such holder upon the achievement of such milestone, an amount in cash equal to the delta between the Reference Price and the VWAP Price. The contingent consideration payable upon the achievement of the three milestones, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was paid during the thirteen weeks ended March 31, 2024. Of this $6.0 million, based on a VWAP Price of $10.20, $2.1 million was issued in the form of Class A common stock, and $3.9 million was paid in cash to the former Spyce equity holders. As the stock was issued and payment was made within one year from December 31, 2023, it was included in other current liabilities within the Consolidated Balance Sheets for the fiscal year ended December 31, 2023 and was issued during the thirteen weeks ended March 31, 2024.
The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 31, 2023	$8,350
Change in fair value	2,027
Balance—March 31, 2024	$10,377

The Company did not record any non-cash impairment charges during the thirteen weeks ended March 31, 2024 and March 26, 2023.

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of March 31, 2024	As of December 31, 2023
Kitchen equipment	$92,162	$89,814
Computers and other equipment	38,806	37,984
Furniture and fixtures	38,308	36,692
Leasehold improvements	271,966	262,191
Assets not yet placed in service	24,969	26,269
Total property and equipment	466,211	452,950
Less: accumulated depreciation	(199,079)	(186,048)
Property and equipment, net	$267,132	$266,902
Depreciation expense for the thirteen weeks ended March 31, 2024 and March 26, 2023 was $13.7 million and $11.1 million, respectively.
As of March 31, 2024, the Company had 9 facilities under construction due to open during fiscal year 2024. As of December 31, 2023, the Company had 7 facilities under construction, all of which were due to open during fiscal year 2024. Depreciation commences after a store opens and the related assets are placed in service.

Total research and development cost was $0.3 million for both the thirteen weeks ended March 31, 2024 and March 26, 2023. Research and development cost is recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirteen weeks ended March 31, 2024, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of March 31, 2024	As of December 31, 2023
Internal use software	$40,036	$38,336
Developed technology	20,050	20,050
Total intangible assets	60,086	58,386
Accumulated amortization	(33,730)	(30,979)
Intangible assets, net	$26,356	$27,407

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years and the assets were placed into service during the fiscal year ended December 31, 2023.

Amortization expense for intangible assets was $2.8 million and $2.0 million for the thirteen weeks ended March 31, 2024 and March 26, 2023, respectively.

Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2024	$7,483
2025	7,755
2026	5,698
2027	4,083
2028	1,337
Total	$26,356

6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of March 31, 2024	As of December 31, 2023
Fixed asset accrual	$3,769	$3,577
Accrued general and sales tax	4,475	3,438
Rent deferrals	1,173	1,330
Accrued delivery fee	1,334	1,197
Accrued settlements and legal fees	964	1,439
Other accrued expenses	10,288	9,864
Total accrued expenses	$22,003	$20,845
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

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of March 31, 2024 and December 31, 2023, the Company had no outstanding balance under the 2020 Credit Facility.
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
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of March 31, 2024 and December 31, 2023.
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

The components of lease cost for the thirteen weeks ended March 31, 2024 and March 26, 2023 were as follows:

		Thirteen weeks ended
(dollar amounts in thousands)	Classification	March 31, 2024	March 26, 2023
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$12,382	$11,829
Variable lease cost	Occupancy and related expense General and administrative expense	2,947	2,612
Short term lease cost	Occupancy and related expense General and administrative expense	114	145
Sublease income	General and administrative expense	—	(178)
Total lease cost		$15,443	$14,408
As of March 31, 2024, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2024	$36,157
2025	57,000
2026	55,895
2027	51,660
2028	45,577
Thereafter	148,323
Total	$394,612
Less: imputed interest	90,211
Total lease liabilities	$304,401

As of March 31, 2024 and December 31, 2023 the Company had additional operating lease commitments of $24.0 million and $25.9 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2024 or early 2025. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating Leases	7.29	7.41
Weighted average discount rate:
Operating Leases	6.59%	6.51%

Supplemental cash flow information related to leases for the thirteen weeks ended March 31, 2024 and March 26, 2023:

	March 31, 2024	March 26, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$10,610	$12,789
Right of use assets obtained in exchange for lease obligations:
Operating leases	$7,357	$10,532
9.COMMON STOCK
As of March 31, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	As of March 31, 2024	As of December 31, 2023
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,569,140	13,219,388
Shares reserved for achievement of Spyce milestones	506,243	714,285
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	7,477,911	7,572,945
Shares available for future issuance under the 2021 Equity Incentive Plan	8,943,292	10,572,899
Total reserved shares of common stock	35,607,917	36,190,848
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen weeks ended March 31, 2024 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

The Company issues shares of Class A common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2021 Plan. The 2021 Plan is administered by the Company’s board of directors (the “Board”), or a duly authorized committee of the Board.

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

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, were subject to time-based service requirements and vested on September 7, 2023, as these requirements were met. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen weeks ended March 26, 2023, the Company recognized stock-based compensation expense of $0.8 million related to the vested portion of such shares.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Board adopted, and the Company’s stockholders approved, the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, which began on January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023 the ESPP authorized shares increased by 1,111,331 to 4,111,331 in accordance with the above. The Board delegated the authority to manage the ESPP to the Compensation Committee of the Board, which provided that there would be no increase in the share reserve for the ESPP for calendar year 2024.

As of March 31, 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 31, 2024 and March 26, 2023:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	1,720,782	15.52
Options exercised	(257,201)	7.74
Options forfeited	(80,989)	13.51
Options expired	(32,840)	18.97
Balance—March 31, 2024	14,569,140	$8.63	6.26	$242,599

Exercisable—March 31, 2024	10,419,232	$6.92	5.19	$191,264

Vested and expected to vest—March 31, 2024	14,569,140	$8.63	6.26	$242,599

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,014,844	7.95
Options exercised	(160,964)	4.77
Options forfeited	(256,242)	8.66
Options expired	(44,238)	11.09
Balance—March 26, 2023	14,367,322	$7.88	6.75	$17,845

Exercisable—March 26, 2023	9,945,317	$6.24	5.79	$17,638

Vested and expected to vest—March 26, 2023	14,367,322	$7.88	6.75	$17,845
The weighted-average fair value of options granted during the thirteen weeks ended March 31, 2024 and March 26, 2023 was $7.58 and $8.43, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of March 31, 2024, there was $23.4 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.22 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirteen weeks ended March 31, 2024 and March 26, 2023:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	951,517	$17.41
Granted	369,031	16.83
Released	(116,649)	18.41
Forfeited	(25,988)	17.47
Balance—March 31, 2024	1,177,911	17.13

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 25, 2022	1,780,681	$23.40
Granted	214,431	8.42
Released	(155,558)	22.15
Forfeited	(229,151)	22.65
Balance—March 26, 2023	1,610,403	$23.77

As of March 31, 2024, unrecognized compensation expense related to RSUs was $12.5 million and is expected to be recognized over a weighted average period of 1.90 years. The fair value of shares released as of the vesting date during the thirteen weeks ended March 31, 2024 was $1.2 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of March 31, 2024 unrecognized compensation expense related to the founder PSUs was $22.8 million and is expected to be recognized over a weighted average period of 1.25 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirteen weeks ended March 31, 2024, the Company modified the number of shares underlying these grants and the vesting terms to remove the performance-based component, resulting in the total number of shares decreasing to 85,395, all of which are scheduled to vest on March 15, 2025. The expense related to these RSUs is included within the RSU section above.

There were no PSU grants during the thirteen weeks ended March 31, 2024 and March 26, 2023.

A summary of stock-based compensation expense recognized during the thirteen weeks ended March 31, 2024 and March 26, 2023 is as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023
Stock-options	$2,336	$2,472
Restricted stock units	1,648	2,745
Performance stock units	5,642	9,048
Total stock-based compensation	$9,626	$14,265
11.INCOME TAXES
The Company’s entire pretax loss for the thirteen weeks ended March 31, 2024 and March 26, 2023 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen weeks ended March 31, 2024 and March 26, 2023, there were no significant discrete items recorded and the Company recorded $0.1 million and $0.3 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC (as defined below) by analogy to International Accounting Standard ("IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million within general and administrative expenses in the Condensed Consolidated Statement of Operations for the fiscal year ended December 31, 2023 as an offset to Social Security tax expense. As of March 31, 2024 the Company received $3.4 million cash payment, reducing the ERC receivable within other current assets on the Condensed Consolidated Balance Sheet to $3.6 million.
12.NET LOSS PER SHARE

During the thirteen weeks ended March 31, 2024 and March 26, 2023, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended
	March 31, 2024	March 26, 2023
(dollar amounts in thousands)
Numerator:
Net loss	$(26,067)	$(33,657)
Denominator:
Weighted-average common shares outstanding—basic and diluted	112,772,776	111,297,064
Earnings per share—basic and diluted	$(0.23)	$(0.30)

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

	Thirteen weeks ended
	March 31, 2024	March 26, 2023
Options to purchase common stock	14,569,140	14,367,322
Time-based vesting restricted stock units	1,177,911	1,610,403
Performance stock units	6,300,000	6,621,428
Contingently issuable stock	506,243	714,285
Total common stock equivalents	22,553,294	23,313,438
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For both the thirteen weeks ended March 31, 2024 and March 26, 2023, total payments to Welcome to the Dairy, LLC, totaled $1.0 million.

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

15.SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 9, 2023, the date its accompanying condensed consolidated financial statements were available to be issued. Except as discussed below, there are no events that require adjustment to or disclosure in these condensed consolidated financial statements.

On April 30, 2024, the Company entered into a sublease agreement with FPM Development, LLC to sublease the former vacated Sweetgreen Support Center (“Phase I”) as well as the current Sweetgreen Support Center (“Phase II”). The term of the sublease commenced on May 1, 2024 and will end on February 28, 2032 (or on such earlier date as the term may sooner expire, as set forth in the Sublease Agreement or the Lease). In accordance with the agreement, substantially all of Phase I was delivered to the Subtenant on May 1, 2024, and the Company anticipates delivering the remainder of Phase I and Phase II on or around August 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 31, 2024, we owned and operated 227 restaurants in 19 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint

Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended March 31, 2024 and March 26, 2023, we had 6 and 9 Net New Restaurant Openings, respectively, bringing our total count as of March 31, 2024 to 227 restaurants in 19 states and Washington, D.C.

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
While we have historically been able to partially offset inflation and other increases in the costs of core operating resources, such as wage increases and increases in cost of goods sold, by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or regulatory environment or in the future. In particular, current and future macroeconomic conditions could cause additional menu price increases to negatively impact our Same Store Sales Growth. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

During the first fiscal quarter of 2023, there was an interruption by our supplier to the supply of packaging to our stores. This caused a disruption in our stores, as well as higher costs of packaging materials, which negatively impacted our restaurant operating costs during that period.
We are adding a new protein to our menu, steak, in the second quarter of 2024, which will add a new ingredient for our customer base. With the introduction of beef on our menu, we may experience an increase in commodity cost.
Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. Recently, as consumer behavior trends have changed, due in part to the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years although we have seen an increased and prolonged negative impact on our revenue around national holidays.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost and Catering Channel. There have been historical fluctuations in the mix of sales between our various channels. Due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Catering and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue from these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue from these channels. If we see a shift in sales through the Native Delivery, Outpost and Catering, and Marketplace channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost and Catering, and Marketplace Channels as we scale each of these channels.
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

	Thirteen weeks ended
(dollar amounts in thousands )	March 31, 2024	March 26, 2023
Net New Restaurant Openings	6	9
Average Unit Volume (as adjusted)(1)	$2,889	$2,932
Same-Store Sales Change (%) (as adjusted)(2)	5%	5%
Total Digital Revenue Percentage	59%	61%
Owned Digital Revenue Percentage	33%	39%
(1) No restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 31, 2024. Our results for the thirteen weeks ended March 26, 2023 have been adjusted to reflect the temporary closures of two restaurants, which were excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV.

(2) Our results for the thirteen weeks ended March 31, 2024 have been adjusted to reflect the temporary closures of three restaurants, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change. No restaurants were excluded from the calculation of Same-Store Sales Change during the thirteen weeks ended March 26, 2023.
Net New Restaurant Openings

Net New Restaurant Openings reflect the number of new Sweetgreen restaurant openings during a given reporting period, net of any permanent Sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below. During fiscal year 2024 and fiscal year 2025, we plan to integrate our Infinite Kitchen into a greater number of our new restaurants. Beginning in fiscal year 2025, we plan to return to a new restaurant growth rate of 15-20% per year, with fiscal year 2025 targeting the low end of this range and fiscal year 2026 targeting the upper end of this range.

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Fiscal year 2023 was a 53-week year, in order to provide a measurement period that is consistent with comparable periods that span a 52-week year, rather than simply excluding the extra week, we applied an averaging methodology to the last period of fiscal 2023 to adjust for the extra week. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen weeks ended March 31, 2024, no restaurants were excluded from the Comparable Restaurant Base. For the thirteen weeks ended March 26, 2023, two restaurants were excluded from the Comparable Restaurant Base to reflect the temporary closure of such restaurants during the period. This adjustment did not result in a material change to AUV.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period, excluding the 14th week in any 14-week period and the 53rd week in any 53-week period, as applicable; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. Fiscal year 2023 was a 53-week year, which resulted in a misalignment in our comparable weeks in fiscal year 2024. To adjust for this misalignment, in calculating Same-Store Sales Change for each fiscal quarter and the full fiscal year 2024, we shifted each week within fiscal year 2023 forward by one week to better align with the 2024 calendar year, specifically to match the timing of holidays and achieve a more accurate comparable Same-Store Sales Change to the prior period. During the thirteen weeks ended March 31, 2024, three restaurants were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

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

Restaurant-Level Profit and Restaurant-Level Profit Margin

We define Restaurant-Level Profit as loss from operations adjusted to exclude general and administrative expense, depreciation and amortization, pre-opening costs, loss on disposal of property and equipment, and in certain periods, impairment and closure costs and restructuring charges. Restaurant-Level Profit Margin is Restaurant-Level Profit as a percentage of revenue.

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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023
Loss from operations	$(26,915)	$(35,322)
Add back:
General and administrative	36,865	34,907
Depreciation and amortization	16,427	13,110
Pre-opening costs	1,432	3,366
Impairment and closure costs	157	190
Loss on disposal of property and equipment(1)	66	48
Restructuring charges(2)	505	638
Restaurant-Level Profit	$28,537	$16,937
Loss from operations margin	(17)%	(28)%
Restaurant-Level Profit Margin	18%	14%
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
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023
Net loss	$(26,067)	$(33,657)
Non-GAAP adjustments:
Income tax expense	90	318
Interest income	(3,016)	(3,062)
Interest expense	19	21
Depreciation and amortization	16,427	13,110
Stock-based compensation(1)	9,626	14,265
Loss on disposal of property and equipment(2)	66	48
Impairment and closure costs(3)	157	190
Other expense(4)	2,059	1,058
Spyce acquisition costs(5)	—	161
Restructuring charges(6)	505	638
ERP implementation and related costs(7)	226	216
Legal settlements(8)	21	—
Adjusted EBITDA	$113	$(6,694)
Net loss margin	(17)%	(27)%
Adjusted EBITDA Margin	—%	(5)%
__________
__
(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Includes costs related to impairment of long-lived assets and store closures.
(4)Other expense includes the change in fair value of the contingent consideration. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including, severance payments, retention bonuses, and valuation and legal expenses.
(6)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related non-cash expenses associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset.
(7)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our new ERP.
(8)Expenses recorded for accruals related to the settlements of legal matters.

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
Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional in-store orders, as we open additional restaurants, and as a result our revenue grows. Food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs, inflation, and availability, as well as geographic scale and proximity. We will continue to innovate in key areas, including menu, which could lead to increases in commodity costs as we add items such as beef to our menu.
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
Occupancy and Related Expenses
Occupancy and related expenses consist of restaurant-level occupancy expenses (including rent, common area maintenance (“CAM”) expenses and real estate taxes), and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening costs. We anticipate occupancy and related expenses on an absolute dollar basis will increase for the foreseeable future to the extent we continue to open new restaurants and revenue grows. Occupancy and related expenses as a percentage of revenue are impacted by geographic location, type of restaurant build, and amount of revenue.

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
Pre-Opening Costs
Pre-opening costs primarily consist of rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings. These costs are expensed as incurred. Pre-opening costs depend on the number of new stores we open during each period. As a result, while we expect that pre-opening costs on an absolute dollar basis will fluctuate from period to period, we expect pre-opening costs to begin to increase in fiscal year 2025 in connection with the reacceleration of our new restaurant growth rate described above.
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
Results of Operations
Comparison of the thirteen weeks ended March 31, 2024 and March 26, 2023

The following table summarizes our results of operations for the thirteen weeks ended March 31, 2024 and March 26, 2023:

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Dollar Change	Percentage Change
Revenue	$157,850	$125,062	$32,788	26%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	43,718	35,587	8,131	23%
Labor and related expenses	45,766	39,243	6,523	17%
Occupancy and related expenses	14,448	12,630	1,818	14%
Other restaurant operating costs	25,381	20,665	4,716	23%
Total cost of restaurant operations	129,313	108,125	21,188	20%
Operating expenses:
General and administrative	36,865	34,907	1,958	6%
Depreciation and amortization	16,427	13,110	3,317	25%
Pre-opening costs	1,432	3,366	(1,934)	(57%)
Impairment and closure costs	157	190	(33)	(17%)
Loss on disposal of property and equipment	66	48	18	38%
Restructuring charges	505	638	(133)	(21%)
Total operating expenses	55,452	52,259	3,193	6%
Loss from operations	(26,915)	(35,322)	8,407	(24%)
Interest income	(3,016)	(3,062)	46	(2%)
Interest expense	19	21	(2)	(10%)
Other expense	2,059	1,058	1,001	95%
Net loss before income taxes	(25,977)	(33,339)	7,362	(22%)
Income tax expense	90	318	(228)	(72%)
Net loss	$(26,067)	$(33,657)	$7,590	(23%)

Revenue

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Revenue	157,850	125,062	26%
Average Unit Volume	2,889	2,932	(1%)
Same-Store Sales Change	5%	5%	—%
The increase in revenue for the thirteen weeks ended March 31, 2024 was primarily due to an increase of $21.1 million of incremental revenue associated with 41 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 26, 2023. In addition, $6.4 million of the increase was the result of a positive Same-Store Sales Change of 5% due to menu price increases that were implemented subsequent to the thirteen weeks ended March 26, 2023. The remaining $5.3 million of the increase was due to additional fiscal year-over-year comparable restaurant sales growth, which would have been reflected in our Same-Store Sales Change had we not adjusted for the misalignment in our comparable weeks resulting from fiscal year 2023 being a 53-week year, as described above.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Food, beverage, and packaging	43,718	35,587	23%
As a percentage of total revenue	28%	28%	—%

The increase in food, beverage, and packaging costs for the thirteen weeks ended March 31, 2024 was primarily due to the 41 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 26, 2023, partially offset by a decrease in packaging costs, which were higher in the prior-year period due to a packaging supply chain disruption.
As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended weeks ended March 31, 2024 remained consistent compared to the thirteen weeks ended March 26, 2023, primarily due to menu price increases.
Labor and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Labor and related expenses	45,766	39,243	17%
As a percentage of total revenue	29%	31%	(2%)

The increase in labor and related expenses for the thirteen weeks ended March 31, 2024 was primarily due to the 41 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 26, 2023. The increase was also due to an increase in staffing expenses across all restaurant locations, primarily related to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry, partially offset by improved labor optimization. The prior year period also included a $1.8 million benefit received during the thirteen weeks ended March 26, 2023, related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “Cares Act”).

As a percentage of revenue, the decrease in labor and related expenses for the thirteen weeks ended March 31, 2024 was primarily due to higher revenue and improvement in labor optimization, as discussed above compared to the thirteen weeks ended March 26, 2023. These decreases were partially offset by a $1.8 million benefit received during the thirteen weeks ended March 26, 2023, related to a refundable ERC issued as part of the Cares Act.
Occupancy and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Occupancy and related expenses	14,448	12,630	14%
As a percentage of total revenue	9%	10%	(1%)
The increase in occupancy and related expenses for the thirteen weeks ended March 31, 2024 was primarily due to the 41 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 26, 2023.
As a percentage of revenue, occupancy and related expenses for the thirteen weeks ended March 31, 2024 decreased compared to the thirteen weeks ended March 26, 2023, primarily due to higher revenue.
Other Restaurant Operating Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Other restaurant operating costs	25,381	20,665	23%
As a percentage of total revenue	16%	17%	(1)%
The increase in other restaurant operating costs for the thirteen weeks ended March 31, 2024 was primarily due to the 41 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 26, 2023. This includes increases in delivery fees, primarily related to the increase in revenue through our Marketplace Channel, utilities and repair and maintenance expenses, credit card and online processing fees related to the increase in revenue, and office systems, kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.
As a percentage of revenue, other restaurant operating costs for the thirteen weeks ended March 31, 2024 decreased compared to the thirteen weeks ended March 26, 2023, primarily due to higher revenue.
Operating Expenses
General and Administrative

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
General and administrative	36,865	34,907	6%
As a percentage of total revenue	23%	28%	(5%)

The increase in general and administrative expenses for the thirteen weeks ended March 31, 2024 was primarily due to a $5.1 million benefit received during the thirteen weeks ended March 26, 2023 from ERC, a $0.9 million increase in marketing and advertising costs, and $0.8 million increase in management salaries and benefits including bonus. These increases were partially offset by a $4.6 million decrease in stock-based compensation expense primarily related to the decrease in expense associated with restricted stock units and performance-based restricted stock units issued prior to our IPO.
As a percentage of revenue, the decrease in general and administrative expenses for the thirteen weeks ended March 31, 2024 was primarily due to the comparatively higher revenue in the current period, partially offset by the net effect of the fluctuations noted above.

Depreciation and Amortization

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Depreciation and amortization	16,427	13,110	25%
As a percentage of total revenue	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended March 31, 2024 was primarily due to the 41 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 26, 2023.
As a percentage of revenue, depreciation and amortization remained flat for the thirteen weeks ended March 31, 2024 compared to the thirteen weeks ended March 26, 2023 which was primarily due to the increases noted above, offset by comparatively higher revenue in the current period.
Pre-Opening Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Pre-opening costs	1,432	3,366	(57%)
As a percentage of total revenue	1%	3%	(2%)
The decrease in pre-opening costs for the thirteen weeks ended March 31, 2024 was primarily due to 6 gross new restaurant openings during the thirteen weeks ended March 31, 2024 compared to 12 gross new restaurant openings in the same quarter of the prior year.
As a percentage of revenue, pre-opening costs decreased in the thirteen weeks ended March 31, 2024 compared to the thirteen weeks ended March 26, 2023, due to the variances noted above as well as comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Impairment and closure costs	157	190	(17%)
As a percentage of total revenue	—%	—%	—%

During the thirteen weeks ended March 31, 2024, we recorded closure costs of $0.2 million related to lease and related costs associated with previously closed restaurants, including the amortization of operating lease assets, and expenses associated with CAM and real estate taxes.

Restructuring Charges

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Restructuring charges	505	638	(21%)
As a percentage of total revenue	—%	1%	(1%)

During the thirteen weeks ended March 31, 2024, we recorded restructuring charges of $0.5 million associated with our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and CAM charges.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Loss on disposal of property and equipment	66	48	38%
As a percentage of total revenue	—%	—%	—%
The increase in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants for the thirteen weeks ended March 31, 2024 compared to the prior year period.

Interest Income and Interest Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Interest income	(3,016)	(3,062)	(2%)
Interest expense	19	21	(10%)
Total interest income, net	$(2,997)	$(3,041)	(1%)
As a percentage of total revenue	(2)%	(2)%	1%

The decrease in interest income, net, was primarily due to a lower cash balance in our money market accounts during the thirteen weeks ended March 31, 2024 compared to the prior year period.
Other Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 31, 2024	March 26, 2023	Percentage Change
Other expense (income)	2,059	1,058	95%
As a percentage of total revenue	1%	1%	—%
The change in other expense for each of the thirteen weeks ended March 31, 2024 was primarily due to a change in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2024 and December 31, 2023, we had $243.8 million and $257.2 million in cash and cash equivalents, respectively. As of March 31, 2024, we had access to a $43.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $1,945,000 irrevocable standby Letter of Credit outstanding thereunder. As of March 31, 2024, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the team member and customer experience in our restaurants, marketing-related costs, research and development costs, working capital and general corporate needs. Additionally, during the thirteen weeks ended March 31, 2024, we made a cash payment of approximately $3.9 million related to the Spyce milestone payment. See Note 3 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

Material Cash Requirements

Our material cash requirements primarily consist of operating lease obligations and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 7, Debt, and Note 8, Leases, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for additional information relating to our long-term debt and operating leases.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants and are due within the next twelve months.

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

On May 9, 2022, we and Eagle Bank amended the 2020 Credit Facility to allow for the issuance of Letters of Credit of up to $1.5 million under the revolving facility. In connection therewith, we entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank, with The Travelers Indemnity Company as the beneficiary in connection with our workers compensation insurance policy.

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

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of March 31, 2024 and December 31, 2023, we had no outstanding balance under the 2020 Credit Facility.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirteen weeks ended March 31, 2024	Thirteen weeks ended March 26, 2023
Net cash provided by (used in) operating activities	$3,426	$(3,130)
Net cash used in investing activities	(15,022)	(32,379)
Net cash (used in) provided by financing activities	(1,878)	723
Net decrease in cash and cash equivalents and restricted cash	$(13,474)	$(34,786)
Operating Activities

For the thirteen weeks ended March 31, 2024, cash provided by (used in) operating activities increased $6.6 million compared to the thirteen weeks ended March 26, 2023. The increase was primarily due to a $2.1 million increase in income after excluding non-cash items and the impact of unfavorable working capital fluctuations of $4.4 million, which primarily related to the timing of payroll and other payments in the ordinary course of business.

Investing Activities

For the thirteen weeks ended March 31, 2024, cash used in investing activities was $(15.0) million, a decrease of $17.4 million compared to the thirteen weeks ended March 26, 2023. Investing activities for the thirteen weeks ended March 31, 2024 consisted primarily of purchases of property and equipment of $13.4 million related to 6 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurants related equipment. In addition we had cash outflow for the thirteen weeks ended March 31, 2024 of $1.6 million related to purchase of intangible assets.

Investing activities for the thirteen weeks ended March 26, 2023 consisted primarily of purchases of property and equipment of $30.9 million related to 12 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurants related equipment. In addition we had cash outflow for the thirteen weeks ended March 26, 2023 of $1.5 million related to purchase of intangible assets.

Financing Activities
For the thirteen weeks ended March 31, 2024, cash used in financing activities increased $2.6 million compared to the thirteen weeks ended March 26, 2023. This was primarily due to a payment associated with the contingent consideration offset by an increase in proceeds received from stock option exercises.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations solely within the United States, and we are exposed to market risks in the ordinary course of business. The primary risks we face are commodity price risks, interest rate risk, the effects of inflation, and macroeconomic risks. There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2024, we issued an aggregate of 208,042 shares of our Class A common stock to former equityholders of Spyce in satisfaction of the first milestone payment due in connection with our acquisition of Spyce.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D or promulgated thereunder. The recipients of these securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. Each of the recipients of securities in this transaction was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

During our last fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Youngme Moon	Director	Termination	March 2, 2024	X		up to 97,500	N/A	November 23, 2024

Jonathan Neman	President, Chief Executive Officer, and Director	Termination	March 1, 2024	X	up to 895,000	N/A	September 9, 2024
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

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1	Executive Employment Agreement, effective February 5, 2024, by and between the Registrant and Rossann Williams.	10-K	001-41069	10.17	02/29/2024
10.2	Separation Agreement, effective December 31, 2023, by and between the Registrant and Jim McPhail.	10-K	001-41069	10.18	02/29/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: May 9, 2024	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)