Form 10-Q
period 2024-06-30
Sweetgreen, Inc.
filed 2024-08-09
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

The registrant had 101,771,527 shares of Class A common stock and 12,371,027 shares of Class B common stock outstanding as of August 5, 2024.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively, uncertainties regarding changes in economic conditions and geopolitical events, and the customer behavior trends they drive, our ability to open new restaurants, our ability to effectively identify and secure appropriate sites for new restaurants, our ability to expand into new markets and the risks such expansion presents, the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations, the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants, our ability to build, deploy, and maintain our proprietary kitchen automation technology, known as the Infinite Kitchen, in a timely and cost-effective manner, our ability to preserve the value of our brand, food safety and foodborne illness concerns, the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce, the impact of pandemics or disease outbreaks, our ability to achieve profitability in the future, our ability to identify, complete, and integrate acquisitions, the effect on our business of governmental regulation and changes in employment laws, the effect on our business of expenses and potential management distraction associated with litigation, potential privacy and cybersecurity incidents, the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards, and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and elsewhere in this Quarterly Report.

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

i

GLOSSARY
General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. One restaurant was excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 30, 2024. Three restaurants were excluded from our Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 25, 2023. Such adjustments did not result in a material change to our key performance metrics.

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
ii

**************

iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of June 30, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$244,583	$257,230
Accounts receivable	6,494	3,502
Inventory	2,038	2,069
Prepaid expenses	7,574	5,767
Current portion of lease acquisition costs	93	93
Other current assets	5,007	7,450
Total current assets	265,789	276,111
Operating lease assets	249,226	243,992
Property and equipment, net	276,278	266,902
Goodwill	35,970	35,970
Intangible assets, net	25,611	27,407
Security deposits	1,406	1,406
Lease acquisition costs, net	380	426
Restricted cash	575	125
Other assets	3,939	4,218
Total assets	$859,174	$856,557
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$33,515	$31,426
Accounts payable	21,599	17,380
Accrued expenses	25,426	20,845
Accrued payroll	13,701	13,131
Gift cards and loyalty liability	3,378	2,797
Other current liabilities	—	6,000
Total current liabilities	97,619	91,579
Operating lease liabilities, net of current portion	277,398	271,439
Contingent consideration liability	11,290	8,350
Other non-current liabilities	779	819
Deferred income tax liabilities	1,953	1,773
Total liabilities	$389,039	$373,960
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 101,768,505 and 99,700,052 Class A shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; 300,000,000 Class B shares authorized, 12,371,027 and 12,939,094 Class B shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	114	113
Additional paid-in capital	1,295,533	1,267,469
Accumulated deficit	(825,512)	(784,985)
Total stockholders’ equity	470,135	482,597
Total liabilities and stockholders’ equity	$859,174	$856,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenue	$184,641	$152,525	$342,491	$277,587
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	49,883	40,992	93,601	76,579
Labor and related expenses	49,668	43,513	95,434	82,756
Occupancy and related expenses	15,021	13,526	29,469	26,156
Other restaurant operating costs	28,550	23,405	53,931	44,070
Total restaurant operating costs	143,122	121,436	272,435	229,561
Operating expenses:
General and administrative	39,202	40,350	76,067	75,257
Depreciation and amortization	16,737	14,518	33,164	27,628
Pre-opening costs	1,104	2,302	2,536	5,668
Impairment and closure costs	117	157	274	347
Loss on disposal of property and equipment	49	10	115	58
Restructuring charges	494	4,998	999	5,636
Total operating expenses	57,703	62,335	113,155	114,594
Loss from operations	(16,184)	(31,246)	(43,099)	(66,568)
Interest income	(2,920)	(3,251)	(5,936)	(6,313)
Interest expense	197	18	216	39
Other expense	909	(1,073)	2,968	(15)
Net loss before income taxes	(14,370)	(26,940)	(40,347)	(60,279)
Income tax expense	90	318	180	636
Net loss	$(14,460)	$(27,258)	$(40,527)	$(60,915)
Earnings per share:
Net loss per share basic and diluted	$(0.13)	$(0.24)	$(0.36)	$(0.55)
Weighted average shares used in computing net loss per share basic and diluted	113,580,674	111,585,282	113,238,928	111,441,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended June 30, 2024 and June 25, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at March 26, 2023	111,443,502	$111	$1,227,704	$(705,258)	$522,557
Net loss	—	—	—	(27,258)	(27,258)
Exercise of stock options	360,278	1	1,742	—	1,743
Issuance of common stock related to restricted shares	143,220	—	—	—	—
Shares repurchased for employee tax withholding	(546)	—	(120)	—	(120)
Stock-based compensation expense	—	—	14,402	—	14,402
Balances at June 25, 2023	111,946,454	$112	$1,243,728	$(732,516)	$511,324

Balances at March 31, 2024	113,209,760	$113	$1,281,217	$(811,052)	$470,278
Net loss	—	—	—	(14,460)	(14,460)
Exercise of stock options	770,983	1	3,413	—	3,414
Issuance of common stock related to restricted shares	158,975	—	—	—	—
Shares repurchased for employee tax withholding	(186)	—	—	—	—
Stock-based compensation expense	—	—	10,903	—	10,903
Balances at June 30, 2024	114,139,532	$114	$1,295,533	$(825,512)	$470,135

	For the twenty-six weeks ended June 30, 2024 and June 25, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(60,915)	(60,915)
Exercise of stock options	521,242	1	2,509	—	2,510
Issuance of common stock related to restricted shares	298,778	—	—	—	—
Shares repurchased for employee tax withholding	(6,559)	—	(164)	—	(164)
Stock-based compensation expense	—	—	28,667	—	28,667
Balances at June 25, 2023	111,946,454	$112	$1,243,728	$(732,516)	$511,324

Balances at December 31, 2023	112,639,146	$113	$1,267,469	$(784,985)	$482,597
Net loss	—	—	—	(40,527)	(40,527)
Exercise of stock options	1,028,184	1	5,403	—	5,404
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Issuance of common stock related to restricted shares	264,346	—	—	—	—
Shares repurchased for employee tax withholding	(186)	—	—	—	—
Stock-based compensation expense	—	—	20,529	—	20,529
Balances at June 30, 2024	114,139,532	$114	$1,295,533	$(825,512)	$470,135
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-six weeks ended
	June 30, 2024	June 25, 2023
Cash flows from operating activities:
Net loss	$(40,527)	$(60,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,164	27,628
Amortization of lease acquisition	46	46
Amortization of loan origination fees	39	17
Amortization of cloud computing arrangements	453	435
Non-cash operating lease cost	15,318	24,415
Loss on fixed asset disposal	115	58
Stock-based compensation	20,529	28,667
Non-cash impairment and closure costs	48	43
Non-cash restructuring charges	350	4,875
Deferred income tax expense	180	636
Change in fair value of contingent consideration liability	2,940	(21)
Changes in operating assets and liabilities:
Accounts receivable	(2,992)	(4,572)
Inventory	31	(1,762)
Prepaid expenses and other assets	423	(5,568)
Operating lease liabilities	(12,902)	(21,870)
Accounts payable	1,592	8,740
Accrued payroll and benefits	570	3,938
Accrued expenses	2,624	309
Gift card and loyalty liability	581	(192)
Other non-current liabilities	(40)	(86)
Net cash provided by operating activities	22,542	4,821
Cash flows from investing activities:
Purchase of property and equipment	(32,682)	(55,767)
Purchase of intangible assets	(3,593)	(2,570)
Security and landlord deposits	—	(111)
Net cash used in investing activities	(36,275)	(58,448)
Cash flows from financing activities:
Proceeds from stock option exercise	5,404	2,510
Payment of contingent consideration	(3,868)	—
Payment associated to shares repurchased for tax withholding	—	(164)
Net cash provided by financing activities	1,536	2,346
Net decrease in cash and cash equivalents and restricted cash	(12,197)	(51,281)
Cash and cash equivalents and restricted cash—beginning of year	257,355	331,739
Cash and cash equivalents and restricted cash—end of period	$245,158	$280,458
Supplemental disclosure of cash flow information
Cash paid for interest	$178	$—
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$11,408	$6,718
Non-cash issuance of common stock associated with Spyce milestone achievement	$2,132	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 30, 2024, the Company owned and operated 231 restaurants in 20 states and Washington, D.C. During the thirteen and twenty-six weeks ended June 30, 2024, the Company had 4 and 10 Net New Restaurant Openings, respectively.
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

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of June 30, 2024 and December 31, 2023, were $5.2 million and $3.0 million, respectively.

Restricted Cash—The Company’s restricted cash balance relates to certificates of deposit that are collateral for letters of credit to lease agreements entered into by the Company and letters of credit associated with the Company’s workers compensation insurance policy.
The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of June 30, 2024	As of December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$244,583	$257,230
Restricted cash, noncurrent	575	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$245,158	$257,355

Approximately $0.5 million of the restricted cash balance as of June 30, 2024 was associated with letters of credit required by the Company’s workers compensation insurance policy. The remaining balance was associated with letters of credit from lease agreements.

Recently Issued Accounting Pronouncements Not Yet Adopted— In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 disaggregated by significant revenue channel:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Owned Digital Channels	$56,348	$56,625	$108,160	$104,915
In-Store Channel (Non-Digital component)	81,760	63,202	146,687	112,589
Marketplace Channel	46,533	32,698	87,644	60,083
Total Revenue	$184,641	$152,525	$342,491	$277,587

Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of June 30, 2024	As of December 31, 2023
Gift Card Liability	$3,248	$2,797
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$150	$80	$636	$405

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of June 30, 2024				Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	11,290	—	—	11,290	8,350	—	—	8,350

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

Additionally, as of the date of the achievement of any of the three milestones, if the Volume-Weighted Average Price of the Company’s Class A common stock as of such milestone achievement date (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce, in respect of each share of Class A Common stock issued to such holder upon the achievement of such milestone, an amount in cash equal to the delta between the Reference Price and the VWAP Price. The contingent consideration payable upon the achievement of the three milestones, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was paid during the twenty-six weeks ended June 30, 2024. Of this $6.0 million, based on a VWAP Price of $10.20, $2.1 million was issued in the form of Class A common stock, and $3.9 million was paid in cash to the former Spyce equity holders. As the stock was issued and payment was made within one year from December 31, 2023, it was included in other current liabilities within the Consolidated Balance Sheets for the fiscal year ended December 31, 2023 and was issued during the twenty-six weeks ended June 30, 2024.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 31, 2023	$8,350
Change in fair value	2,940
Balance—June 30, 2024	$11,290

During the thirteen and twenty-six weeks ended June 30, 2024, the Company did not recognize any impairment charges.

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 25, 2023, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations.

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

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of June 30, 2024	As of December 31, 2023
Kitchen equipment	$95,447	$89,814
Computers and other equipment	40,493	37,984
Furniture and fixtures	39,429	36,692
Leasehold improvements	277,333	262,191
Assets not yet placed in service	36,303	26,269
Total property and equipment	489,005	452,950
Less: accumulated depreciation	(212,727)	(186,048)
Property and equipment, net	$276,278	$266,902
Depreciation expense for the thirteen weeks ended June 30, 2024 and June 25, 2023 was $14.0 million and $12.0 million, respectively.
Depreciation expense for the twenty-six weeks ended June 30, 2024 and June 25, 2023 was $27.6 million and $23.1 million, respectively.
As of June 30, 2024, the Company had 13 facilities under construction due to open during fiscal year 2024. As of December 31, 2023, the Company had 7 facilities under construction, all of which were opened in fiscal year 2024. Depreciation commences after a store opens and the related assets are placed in service.

Total research and development cost for the thirteen weeks ended June 30, 2024 and June 25, 2023 was $0.3 million and $0.2 million, respectively. Total research and development cost for the twenty-six weeks ended June 30, 2024 and June 25, 2023 was $0.6 million and $0.5 million, respectively. Research and development cost is recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.
5.GOODWILL AND INTANGIBLE ASSETS, NET
During the twenty-six weeks ended June 30, 2024, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of June 30, 2024	As of December 31, 2023
Internal use software	$42,077	$38,336
Developed technology	20,050	20,050
Total intangible assets	62,127	58,386
Accumulated amortization	(36,516)	(30,979)
Intangible assets, net	$25,611	$27,407

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years and the assets were placed into service during the fiscal year ended December 31, 2023.

Amortization expense for intangible assets was $2.8 million and $2.5 million for the thirteen weeks ended June 30, 2024 and June 25, 2023, respectively.

Amortization expense for intangible assets was $5.5 million and $4.5 million for the twenty-six weeks ended June 30, 2024 and June 25, 2023, respectively.

Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2024	$5,121
2025	8,435
2026	6,379
2027	4,340
2028	1,336
Total	$25,611
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of June 30, 2024	As of December 31, 2023
Fixed asset accrual	$5,534	$3,577
Accrued general and sales tax	5,043	3,438
Rent deferrals	1,501	1,330
Accrued delivery fee	1,056	1,197
Accrued settlements and legal fees	641	1,439
Other accrued expenses	11,651	9,864
Total accrued expenses	$25,426	$20,845
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

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of June 30, 2024 and December 31, 2023, the Company had no outstanding balance under the 2020 Credit Facility.
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
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of June 30, 2024 and December 31, 2023.
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

The components of lease cost for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 were as follows:

		Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	Classification	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$12,766	$12,586	$25,148	$24,415
Variable lease cost	Occupancy and related expense General and administrative expense	3,329	2,178	6,276	4,790
Short term lease cost	Occupancy and related expense General and administrative expense	116	74	230	219
Sublease income	General and administrative expense	—	(178)	—	(356)
Total lease cost		$16,211	$14,660	$31,654	$29,068
As of June 30, 2024, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2024	$22,749
2025	59,014
2026	58,015
2027	53,810
2028	47,819
Thereafter	162,459
Total	$403,866
Less: imputed interest	92,953
Total lease liabilities	$310,913

As of June 30, 2024 and December 31, 2023 the Company had additional operating lease commitments of $29.4 million and $25.9 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2024 or early 2025. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating Leases	7.32	7.41
Weighted average discount rate:
Operating Leases	6.68%	6.51%

Supplemental cash flow information related to leases for the twenty-six weeks ended June 30, 2024 and June 25, 2023:

	June 30, 2024	June 25, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$22,958	$21,870
Right of use assets obtained in exchange for lease obligations:
Operating leases	$20,950	$14,125

9.COMMON STOCK
As of June 30, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	As of June 30, 2024	As of December 31, 2023
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,839,897	13,219,388
Shares reserved for achievement of Spyce milestones	506,243	714,285
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	7,389,930	7,572,945
Shares available for future issuance under the 2021 Equity Incentive Plan	8,842,710	10,572,899
Total reserved shares of common stock	34,690,111	36,190,848
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and twenty-six weeks ended June 30, 2024 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, were subject to time-based service requirements and vested on September 7, 2023, as these requirements were met. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen and twenty-six weeks ended June 25, 2023, the Company recognized stock-based compensation expense of $0.9 million and $1.7 million, respectively, related to the vested portion of such shares.

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

As of June 30, 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 30, 2024 and June 25, 2023:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	1,934,005	16.99
Options exercised	(1,028,184)	5.26
Options forfeited	(244,969)	14.41
Options expired	(40,343)	18.41
Balance—June 30, 2024	13,839,897	$9.10	6.23	$291,551

Exercisable—June 30, 2024	10,092,047	$7.33	5.25	$230,247

Vested and expected to vest—June 30, 2024	13,839,897	$9.10	6.23	$291,551

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,206,794	7.95
Options exercised	(521,242)	4.81
Options forfeited	(497,994)	10.74
Options expired	(128,219)	10.25
Balance—June 25, 2023	13,873,261	$7.86	6.61	$50,641

Exercisable—June 25, 2023	9,916,948	$6.48	5.75	$46,246

Vested and expected to vest—June 25, 2023	13,873,261	$7.86	6.61	$50,641
The weighted-average fair value of options granted during the twenty-six weeks ended June 30, 2024 and June 25, 2023 was $8.32 and $8.67, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of June 30, 2024, there was $22.4 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.14 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the twenty-six weeks ended June 30, 2024 and June 25, 2023:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	951,517	$17.41
Granted	471,370	19.28
Released	(264,697)	21.11
Forfeited	(68,260)	18.28
Balance—June 30, 2024	1,089,930	17.29

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 25, 2022	1,780,681	$23.40
Granted	353,743	8.67
Released	(298,778)	21.52
Forfeited	(384,217)	22.15
Balance—June 25, 2023	1,451,429	$19.30

As of June 30, 2024, unrecognized compensation expense related to RSUs was $11.5 million and is expected to be recognized over a weighted average period of 1.84 years. The fair value of shares released as of the vesting date during the twenty-six weeks ended June 30, 2024 was $6.1 million.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of June 30, 2024 unrecognized compensation expense related to the founder PSUs was $18.0 million and is expected to be recognized over a weighted average period of 1.00 year.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the twenty-six weeks ended June 30, 2024, the Company modified the number of shares underlying these grants and the vesting terms to remove the performance-based component, resulting in the total number of shares decreasing to 85,395, all of which are scheduled to vest on March 15, 2025. The expense related to these RSUs is included within the RSU section above.

There were no PSU grants during the twenty-six weeks ended June 30, 2024 and June 25, 2023.

A summary of stock-based compensation expense recognized during the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Stock-options	$2,957	$2,104	$5,294	$4,576
Restricted stock units	3,088	3,249	4,736	5,994
Performance stock units	4,858	9,049	10,499	18,097
Total stock-based compensation	$10,903	$14,402	$20,529	$28,667
11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen and twenty-six weeks ended June 30, 2024, there were no significant discrete items recorded and the Company recorded $0.1 million and $0.2 million in income tax expense, respectively. For the thirteen and twenty-six weeks ended June 25, 2023, there were no significant discrete items recorded and the Company recorded $0.3 million and $0.6 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits (“ERC”), which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the ERC, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million within general and administrative expenses in the Condensed Consolidated Statement of Operations for the fiscal year ended December 31, 2023 as an offset to Social Security tax expense. As of June 30, 2024 the Company has received $3.4 million in cash payments, reducing the ERC receivable within other current assets on the Condensed Consolidated Balance Sheet to $3.6 million.
12.NET LOSS PER SHARE

During the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
(dollar amounts in thousands)
Numerator:
Net loss	$(14,460)	$(27,258)	$(40,527)	$(60,915)
Denominator:
Weighted-average common shares outstanding—basic and diluted	113,580,674	111,585,282	113,238,928	111,441,435
Earnings per share—basic and diluted	$(0.13)	$(0.24)	$(0.36)	$(0.55)

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Options to purchase common stock	13,839,897	13,873,261	13,839,897	13,873,261
Time-based vesting restricted stock units	1,089,930	1,451,429	1,089,930	1,451,429
Performance stock units	6,300,000	6,621,428	6,300,000	6,621,428
Contingently issuable stock	506,243	714,285	506,243	714,285
Total common stock equivalents	21,736,070	22,660,403	21,736,070	22,660,403
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For both the thirteen weeks ended June 30, 2024 and June 25, 2023, total payments to Welcome to the Dairy, LLC, totaled $1.1 million. For both the twenty-six weeks ended June 30, 2024 and June 25, 2023, total payments to Welcome to the Dairy, LLC, totaled $2.1 million.

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 30, 2024, we owned and operated 231 restaurants in 20 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint

Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended June 30, 2024 and June 25, 2023, we had 4 and 10 Net New Restaurant Openings, respectively. During the twenty-six weeks ended June 30, 2024 and June 25, 2023, we had 10 and 19 Net New Restaurant Openings, respectively, bringing our total count as of June 30, 2024 to 231 restaurants in 20 states and Washington, D.C.
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
During the second quarter of 2024, we introduced steak as a new protein to our menu, which adds a new ingredient for our customer base. With the introduction of beef on our menu, we have and could continue to experience an increase in commodity costs.
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

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands )	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net New Restaurant Openings	4	10	10	19
Average Unit Volume (as adjusted)(1)	$2,925	$2,920	$2,925	$2,920
Same-Store Sales Change (%) (as adjusted)(2)	9%	3%	7%	4%
Total Digital Revenue Percentage	56%	59%	57%	59%
Owned Digital Revenue Percentage	31%	37%	32%	38%
(1) One restaurant was excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 30, 2024. Three restaurants were excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 25, 2023. Such adjustments did not result in a material change to AUV.

(2) Our results for the thirteen and twenty-six weeks ended June 30, 2024 have been adjusted to reflect the temporary closures of one and four restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change. Our results for the thirteen and twenty-six weeks ended June 25, 2023 have been adjusted to reflect the temporary closures of one and two restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change.
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

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Fiscal year 2023 was a 53-week year, and in order to provide a measurement period that is consistent with comparable periods that span a 52-week year, rather than simply excluding the extra week, we applied an averaging methodology to the last period of fiscal 2023 to adjust for the extra week. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen and twenty-six weeks ended June 30, 2024, one restaurant was excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV. For the thirteen and twenty-six weeks ended June 25, 2023, three restaurants were excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period, excluding the 14th week in any 14-week period and the 53rd week in any 53-week period, as applicable; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. Fiscal year 2023 was a 53-week year, which resulted in a misalignment in our comparable weeks in fiscal year 2024. To adjust for this misalignment, in calculating Same-Store Sales Change for each fiscal quarter and the full fiscal year 2024, we shifted each week within fiscal year 2023 forward by one week to better align with the 2024 calendar year, specifically to match the timing of holidays and achieve a more accurate comparable Same-Store Sales Change to the prior period. During the thirteen and twenty-six weeks ended June 30, 2024, one and four restaurants were excluded from the calculation of Same-Store Sales Change, respectively. During the thirteen and twenty-six weeks ended June 25, 2023, one and two restaurants were excluded from the calculation of Same-Store Sales Change, respectively. Such adjustments did not result in a material change to Same-Store Sales Change. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; certain other expenses; Spyce acquisition costs; our enterprise resource planning system (“ERP”) implementation and related costs; legal settlements; and, in certain periods, impairment and closure costs and restructuring charges; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Loss from operations	$(16,184)	$(31,246)	$(43,099)	$(66,568)
Add back:
General and administrative	39,202	40,350	76,067	75,257
Depreciation and amortization	16,737	14,518	33,164	27,628
Pre-opening costs	1,104	2,302	2,536	5,668
Impairment and closure costs	117	157	274	347
Loss on disposal of property and equipment(1)	49	10	115	58
Restructuring charges(2)	494	4,998	999	5,636
Restaurant-Level Profit	$41,519	$31,089	$70,056	$48,026
Loss from operations margin	(9)%	(20)%	(13)%	(24)%
Restaurant-Level Profit Margin	22%	20%	20%	17%
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
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net loss	$(14,460)	$(27,258)	$(40,527)	$(60,915)
Non-GAAP adjustments:
Income tax expense	90	318	180	636
Interest income	(2,920)	(3,251)	(5,936)	(6,313)
Interest expense	197	18	216	39
Depreciation and amortization	16,737	14,518	33,164	27,628
Stock-based compensation(1)	10,903	14,402	20,529	28,667
Loss on disposal of property and equipment(2)	49	10	115	58
Impairment and closure costs(3)	117	157	274	347
Other expense(4)	909	(1,073)	2,968	(15)
Spyce acquisition costs(5)	—	161	—	322
Restructuring charges(6)	494	4,998	999	5,636
ERP implementation and related costs(7)	227	219	453	435
Legal settlements(8)	14	50	35	50
Adjusted EBITDA	$12,357	$3,269	$12,470	$(3,425)
Net loss margin	(8)%	(18)%	(12)%	(22)%
Adjusted EBITDA Margin	7%	2%	4%	(1)%
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
(7)Represents the amortization costs associated to the implementation from our cloud computing arrangements in relation to our ERP.
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
Labor and Related Expenses
Labor and related expenses include salaries, bonuses, benefits, payroll taxes, workers’ compensation expenses, and other expenses related to our restaurant employees. As with other variable expense items, we expect labor costs to grow as our revenue grows. Other factors that influence labor costs include each jurisdiction’s minimum wage and payroll tax legislation, inflation, the strength of the labor market for hourly employees, benefit costs, health care costs, and the size and location of our restaurants.
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
Pre-Opening Costs
Pre-opening costs primarily consist of rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening or during the major renovation, of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings and major renovations. These costs are expensed as incurred. Pre-opening costs depend on the number of new restaurants and major restaurant renovations we open during each period or are planning to open in future periods. As a result, while we expect that pre-opening costs on an absolute dollar basis will fluctuate from period to period, we expect pre-opening costs to begin to increase in fiscal year 2025 in connection with the reacceleration of our new restaurant growth rate described above.
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
Results of Operations
Comparison of the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023

The following table summarizes our results of operations for the thirteen weeks ended June 30, 2024 and June 25, 2023:

	Thirteen weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Dollar Change	Percentage Change
Revenue	$184,641	$152,525	$32,116	21%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	49,883	40,992	8,891	22%
Labor and related expenses	49,668	43,513	6,155	14%
Occupancy and related expenses	15,021	13,526	1,495	11%
Other restaurant operating costs	28,550	23,405	5,145	22%
Total cost of restaurant operations	143,122	121,436	21,686	18%
Operating expenses:
General and administrative	39,202	40,350	(1,148)	(3%)
Depreciation and amortization	16,737	14,518	2,219	15%
Pre-opening costs	1,104	2,302	(1,198)	(52%)
Impairment and closure costs	117	157	(40)	(25%)
Loss on disposal of property and equipment	49	10	39	390%
Restructuring charges	494	4,998	(4,504)	(90%)
Total operating expenses	57,703	62,335	(4,632)	(7%)
Loss from operations	(16,184)	(31,246)	15,062	(48%)
Interest income	(2,920)	(3,251)	331	(10%)
Interest expense	197	18	179	994%
Other expense (income)	909	(1,073)	1,982	(185%)
Net loss before income taxes	(14,370)	(26,940)	12,570	(47%)
Income tax expense	90	318	(228)	(72%)
Net loss	$(14,460)	$(27,258)	$12,798	(47%)

The following table summarizes our results of operations for the twenty-six weeks ended June 30, 2024 and June 25, 2023:

	Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Dollar Change	Percentage Change
Revenue	$342,491	$277,587	$64,904	23%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	93,601	76,579	17,022	22%
Labor and related expenses	95,434	82,756	12,678	15%
Occupancy and related expenses	29,469	26,156	3,313	13%
Other restaurant operating costs	53,931	44,070	9,861	22%
Total cost of restaurant operations	272,435	229,561	42,874	19%
Operating expenses:
General and administrative	76,067	75,257	810	1%
Depreciation and amortization	33,164	27,628	5,536	20%
Pre-opening costs	2,536	5,668	(3,132)	(55%)
Impairment and closure costs	274	347	(73)	(21%)
Loss on disposal of property and equipment	115	58	57	98%
Restructuring charges	999	5,636	(4,637)	(82%)
Total operating expenses	113,155	114,594	(1,439)	(1%)
Loss from operations	(43,099)	(66,568)	23,469	(35%)
Interest income	(5,936)	(6,313)	377	(6%)
Interest expense	216	39	177	454%
Other expense (income)	2,968	(15)	2,983	N/A
Net loss before income taxes	(40,347)	(60,279)	19,932	(33%)
Income tax expense	180	636	(456)	(72%)
Net loss	$(40,527)	$(60,915)	$20,388	(34%)

Revenue

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Revenue	184,641	152,525	21%	342,491	277,587	23%
Average Unit Volume	$2,925	2,920	—%	$2,925	$2,920	—%
Same-Store Sales Change	9%	3%	6%	7%	4%	3%
The increase in revenue for the thirteen weeks ended June 30, 2024 was primarily due to an increase of $18.2 million of incremental revenue associated with 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 25, 2023. In addition, $13.9 million of the increase was the result of a positive Same-Store Sales Change of 9% consisting of a 5% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended June 25, 2023 and a 4% increase due to traffic and favorable product mix.
The increase in revenue for the twenty-six weeks ended June 30, 2024 was primarily due to an increase of $39.2 million of incremental revenue associated with 45 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 25, 2023. The remaining increase in revenue was due to an increase in Comparable Restaurant Base revenue of $20.4 million, resulting in a positive Same-Store Sales Change of 7%, primarily due to a 5% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended June 25, 2023 and a 2% increase due to traffic and favorable product mix. The remaining $5.3 million of the increase was due to additional fiscal year-over-year comparable restaurant sales growth, which would have been reflected in our Same-Store Sales Change had we not adjusted for the misalignment in our comparable weeks resulting from fiscal year 2023 being a 53-week year, as described above.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Food, beverage, and packaging	49,883	40,992	22%	93,601	76,579	22%
As a percentage of total revenue	27%	27%	—%	27%	28%	(1%)

The increase in food, beverage, and packaging costs for the thirteen weeks ended June 30, 2024 was primarily due to the 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 25, 2023 as well as higher protein cost.

The increase in food, beverage, and packaging costs for the twenty-six weeks ended June 30, 2024 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 25, 2023, and higher protein cost. These increases were partially offset by a decrease in packaging costs, which were higher in the prior-year period due to a packaging supply chain disruption.

As a percentage of revenue, food, beverage, and packaging costs for both the thirteen and twenty-six weeks ended June 30, 2024 remained relatively consistent compared to the thirteen and twenty-six weeks ended June 25, 2023, respectively, primarily due to an increase in revenue proportional to the increase in food, beverage, and packaging costs.

Labor and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Labor and related expenses	49,668	43,513	14%	95,434	82,756	15%
As a percentage of total revenue	27%	29%	(2%)	28%	30%	(2%)

The increase in labor and related expenses for the thirteen weeks ended June 30, 2024 was primarily due to the 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 25, 2023. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by improved labor optimization. Most notably, as of April 1, 2024, California fast food wages increased as result of AB 1228.

The increase in labor and related expenses for the twenty-six weeks ended June 30, 2024 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 25, 2023. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, most notably, as of April 1, 2024, California fast food wages increased as result of AB 1228. These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details on the ERC.

As a percentage of revenue, the decrease in labor and related expenses for the thirteen weeks ended June 30, 2024 was primarily due to higher revenue and improvement in labor optimization, partially offset by wage rate increases, as discussed above compared to the thirteen weeks ended June 25, 2023.

As a percentage of revenue, the decrease in labor and related expenses for the twenty-six weeks ended June 30, 2024 was primarily due to higher revenue and improvement in labor optimization, partially offset by wage rate increases, as discussed above compared to the twenty-six weeks ended June 25, 2023. These decreases were partially offset by a $1.8 million benefit received during the thirteen weeks ended March 26, 2023, related to a refundable ERC issued as part of the CARES Act.
Occupancy and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Occupancy and related expenses	15,021	13,526	11%	29,469	26,156	13%
As a percentage of total revenue	8%	9%	(1%)	9%	9%	—%
The increase in occupancy and related expenses for the thirteen weeks ended June 30, 2024 was primarily due to the 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 25, 2023.
The increase in occupancy and related expenses for the twenty-six weeks ended June 30, 2024 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 25, 2023.
As a percentage of revenue, occupancy and related expenses for the thirteen weeks ended June 30, 2024 decreased compared to the thirteen weeks ended June 25, 2023, primarily due to higher revenue.
As a percentage of revenue, occupancy and related expenses for the twenty-six weeks ended June 30, 2024 remained consistent compared to the twenty-six weeks ended June 25, 2023.
Other Restaurant Operating Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Other restaurant operating costs	28,550	23,405	22%	53,931	44,070	22%
As a percentage of total revenue	15%	15%	—%	16%	16%	—%
The increase in other restaurant operating costs for the thirteen weeks ended June 30, 2024 was primarily due to the 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 25, 2023. This includes increases in delivery fees, primarily related to the increase in revenue through our Marketplace Channel, credit card and online processing fees related to the increase in revenue, and repair and maintenance expenses.

The increase in other restaurant operating costs for the twenty-six weeks ended June 30, 2024 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 25, 2023. This includes increases in delivery fees, primarily related to the increase in revenue through our Marketplace Channel, credit card and online processing fees related to the increase in revenue, and repair and maintenance expenses.
As a percentage of revenue, other restaurant operating costs for both the thirteen and twenty-six weeks ended June 30, 2024 remained consistent compared to the thirteen and twenty-six weeks ended June 25, 2023, respectively.
Operating Expenses
General and Administrative

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
General and administrative	39,202	40,350	(3%)	76,067	75,257	1%
As a percentage of total revenue	21%	26%	(5%)	22%	27%	(5%)

The decrease in general and administrative expenses for the thirteen weeks ended June 30, 2024 was primarily due to a $3.6 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO. The decrease was partially offset by an increase in our investment in marketing and advertising.

The increase in general and administrative expenses for the twenty-six weeks ended June 30, 2024 was primarily due to a $5.1 million benefit received during the twenty-six weeks ended June 25, 2023 from the ERC. The remaining increase was due to an increase in our investment in marketing and advertising and an increase in management salaries and benefits including bonus. These increases were partially offset by a decrease in stock-based compensation expense primarily related to the decrease in expense associated with restricted stock units and performance-based restricted stock units issued prior to our IPO.
As a percentage of revenue, the decrease in general and administrative expenses for both the thirteen and twenty-six weeks ended June 30, 2024 was primarily due to the comparatively higher revenue in the current period, partially offset by the net effect of the fluctuations noted above.
Depreciation and Amortization

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Depreciation and amortization	16,737	14,518	15%	33,164	27,628	20%
As a percentage of total revenue	9%	10%	(1%)	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended June 30, 2024 was primarily due to the 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 25, 2023.
The increase in depreciation and amortization for the twenty-six weeks ended June 30, 2024 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 25, 2023, as well as the amortization from developed technology that was placed into service during the thirteen weeks ended June 25, 2023.
As a percentage of revenue, depreciation and amortization slightly decreased for the thirteen weeks ended June 30, 2024 compared to the thirteen weeks ended June 25, 2023, which was primarily due to comparatively higher revenue in the current period, partially offset by the increase noted above.

As a percentage of revenue, depreciation and amortization for the twenty-six weeks ended June 30, 2024 remained consistent compared to the twenty-six weeks ended June 25, 2023.
Pre-Opening Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Pre-opening costs	1,104	2,302	(52%)	2,536	5,668	(55%)
As a percentage of total revenue	1%	2%	(1%)	1%	2%	(1%)
The decrease in pre-opening costs for the thirteen weeks ended June 30, 2024 was primarily due to 4 gross new restaurant openings during the thirteen weeks ended June 30, 2024 compared to 10 gross new restaurant openings in the same quarter of the prior year.
The decrease in pre-opening costs for the twenty-six weeks ended June 30, 2024 was primarily due to 10 gross new restaurant openings during the twenty-six weeks ended June 30, 2024 compared to 22 gross new restaurant openings in the twenty-six weeks ended June 25, 2023.

As a percentage of revenue, pre-opening costs decreased in the thirteen and twenty-six weeks ended June 30, 2024 compared to the thirteen weeks ended June 25, 2023, due to the variances noted above as well as comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Impairment and closure costs	117	157	(25%)	274	347	(21%)
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

During the thirteen and twenty-six weeks ended June 30, 2024, we recorded closure costs of $0.1 million and $0.3 million, respectively, related to lease and related costs associated with previously closed restaurants, including the amortization of operating lease assets, and expenses associated with CAM and real estate taxes.

Restructuring Charges

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Restructuring charges	494	4,998	(90%)	999	5,636	(82%)
As a percentage of total revenue	—%	3%	(3%)	—%	2%	(2%)

The decrease in restructuring charges for the thirteen and twenty-six weeks ended June 30, 2024 is primarily related to the $4.3 million operating lease impairment expense recognized during the thirteen and twenty-six weeks ended June 25, 2023, associated with our former Sweetgreen Support Center. The remaining expense for both the thirteen and twenty-six weeks ended June 30, 2024 and June 25, 2023 relates to the amortization of the remaining operating lease asset of our former Sweetgreen Support Center and related real estate and CAM charges.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Loss on disposal of property and equipment	49	10	390%	115	58	98%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%
The increase in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants for the thirteen and twenty-six weeks ended June 30, 2024 compared to the prior year periods.

Interest Income and Interest Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Interest income	(2,920)	(3,251)	(10%)	(5,936)	(6,313)	(6%)
Interest expense	197	18	994%	216	39	454%
Total interest income, net	$(2,723)	$(3,233)	(16%)	$(5,720)	$(6,274)	(9%)
As a percentage of total revenue	(1)%	(2)%	1%	(2)%	(2)%	1%

The decrease in interest income, net, was primarily due to a lower cash balance in our money market accounts during the thirteen and twenty-six weeks ended June 30, 2024 compared to the prior year periods.
Other Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 30, 2024	June 25, 2023	Percentage Change	June 30, 2024	June 25, 2023	Percentage Change
Other expense (income)	909	(1,073)	(185%)	2,968	(15)	N/A
As a percentage of total revenue	—%	(1)%	1%	1%	—%	1%
The change in other expense for each of the thirteen and twenty-six weeks ended June 30, 2024 was primarily due to a change in the fair value of our contingent consideration compared to the prior year periods, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2024 and December 31, 2023, we had $244.6 million and $257.2 million in cash and cash equivalents, respectively. As of June 30, 2024, we had access to a $43.1 million revolver loan(s) under our 2020 Credit Agreement after giving effect to a $1.9 million irrevocable standby Letter of Credit outstanding thereunder. As of June 30, 2024, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, initiatives to improve the team member and customer experience in our restaurants, marketing-related costs, research and development costs, working capital and general corporate needs. Additionally, during the twenty-six weeks ended June 30, 2024, we made a cash payment of approximately $3.9 million related to the Spyce milestone payment. See Note 3 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

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

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of June 30, 2024 and December 31, 2023, we had no outstanding balance under the 2020 Credit Facility.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Twenty-six weeks ended June 30, 2024	Twenty-six weeks ended June 25, 2023
Net cash provided by operating activities	$22,542	$4,821
Net cash used in investing activities	(36,275)	(58,448)
Net cash provided by financing activities	1,536	2,346
Net decrease in cash and cash equivalents and restricted cash	$(12,197)	$(51,281)
Operating Activities

For the twenty-six weeks ended June 30, 2024, cash provided by operating activities increased $17.7 million compared to the twenty-six weeks ended June 25, 2023. The increase was primarily due to a $6.8 million increase in income after excluding non-cash items and the impact of favorable working capital fluctuations of $11.0 million, which primarily related to the timing of payroll and other payments in the ordinary course of business.

Investing Activities

For the twenty-six weeks ended June 30, 2024, cash used in investing activities was $(36.3) million, a decrease of $22.2 million compared to the twenty-six weeks ended June 25, 2023. Investing activities for the twenty-six weeks ended June 30, 2024 consisted primarily of purchases of property and equipment of $32.7 million related to 10 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurants related equipment. In addition we had cash outflow for the twenty-six weeks ended June 30, 2024 of $3.6 million related to purchase of intangible assets.

Investing activities for the twenty-six weeks ended June 25, 2023 consisted primarily of purchases of property and equipment of $55.8 million related to 22 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurants related equipment. In addition we had cash outflow for the twenty-six weeks ended June 25, 2023 of $2.6 million related to purchase of intangible assets.

Financing Activities
For the twenty-six weeks ended June 30, 2024, cash provided by financing activities decreased $0.8 million compared to the twenty-six weeks ended June 25, 2023. This was primarily due to a payment associated with the contingent consideration offset by an increase in proceeds received from stock option exercises.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Nathaniel Ru	Chief Brand Officer and Director	Adoption	June 10, 2024	X		up to 525,000	N/A	September 9, 2025
Nicolas Jammet	Chief Concept Officer and Director	Adoption	June 10, 2024	X		up to 525,000	N/A	September 9, 2025
Jonathan Neman	President, Chief Executive Officer, and Director	Adoption	June 10, 2024	X		up to 525,000	N/A	September 9, 2025

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

SWEETGREEN, INC.

Date: August 8, 2024	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)