Form 10-Q
period 2024-09-29
Sweetgreen, Inc.
filed 2024-11-08
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 103,413,793 shares of Class A common stock and 12,256,999 shares of Class B common stock outstanding as of November 5, 2024.

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

i

GLOSSARY
General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. One restaurant was excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 29, 2024. Two restaurants were excluded from our Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 24, 2023. Such adjustments did not result in a material change to our key performance metrics.

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
ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of September 29, 2024	As of December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$234,623	$257,230
Accounts receivable	7,141	3,502
Inventory	2,103	2,069
Prepaid expenses	6,426	5,767
Current portion of lease acquisition costs	93	93
Other current assets	4,918	7,450
Total current assets	255,304	276,111
Operating lease assets	248,537	243,992
Property and equipment, net	285,279	266,902
Goodwill	35,970	35,970
Intangible assets, net	24,543	27,407
Security deposits	1,408	1,406
Lease acquisition costs, net	357	426
Restricted cash	2,640	125
Other assets	3,943	4,218
Total assets	$857,981	$856,557
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$34,673	$31,426
Accounts payable	18,133	17,380
Accrued expenses	28,080	20,845
Accrued payroll	13,964	13,131
Gift cards and loyalty liability	3,672	2,797
Other current liabilities	—	6,000
Total current liabilities	98,522	91,579
Operating lease liabilities, net of current portion	279,792	271,439
Contingent consideration liability	13,564	8,350
Other non-current liabilities	756	819
Deferred income tax liabilities	2,043	1,773
Total liabilities	$394,677	$373,960
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 103,363,461 and 99,700,052 Class A shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively; 300,000,000 Class B shares authorized, 12,260,027 and 12,939,094 Class B shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	116	113
Additional paid-in capital	1,309,516	1,267,469
Accumulated deficit	(846,328)	(784,985)
Total stockholders’ equity	463,304	482,597
Total liabilities and stockholders’ equity	$857,981	$856,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenue	$173,431	$153,428	$515,922	$431,015
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	47,706	41,754	141,307	118,333
Labor and related expenses	47,520	43,750	142,954	126,506
Occupancy and related expenses	15,054	13,961	44,523	40,117
Other restaurant operating costs	28,210	24,850	82,141	68,920
Total restaurant operating costs	138,490	124,315	410,925	353,876
Operating expenses:
General and administrative	36,777	35,963	112,844	111,220
Depreciation and amortization	16,905	15,682	50,069	43,310
Pre-opening costs	1,759	2,522	4,295	8,190
Impairment and closure costs	114	132	388	479
Loss on disposal of property and equipment	63	489	178	547
Restructuring charges	498	812	1,497	6,448
Total operating expenses	56,116	55,600	169,271	170,194
Loss from operations	(21,175)	(26,487)	(64,274)	(93,055)
Interest income	(2,754)	(3,381)	(8,690)	(9,694)
Interest expense	26	19	242	58
Other expense	2,279	1,612	5,247	1,597
Net loss before income taxes	(20,726)	(24,737)	(61,073)	(85,016)
Income tax expense	90	318	270	954
Net loss	$(20,816)	$(25,055)	$(61,343)	$(85,970)
Earnings per share:
Net loss per share basic and diluted	$(0.18)	$(0.22)	$(0.54)	$(0.77)
Weighted average shares used in computing net loss per share basic and diluted	114,752,307	112,179,722	113,743,453	111,687,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended September 29, 2024 and September 24, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at June 25, 2023	111,946,454	$112	$1,243,728	$(732,516)	$511,324
Net loss	—	—	—	(25,055)	(25,055)
Exercise of stock options	367,067	—	2,601	—	2,601
Issuance of common stock related to restricted shares	108,361	—	—	—	—
Shares repurchased for employee tax withholding	(335)	—	(2)	—	(2)
Stock-based compensation expense	—	—	11,466	—	11,466
Balances at September 24, 2023	112,421,547	$112	$1,257,793	$(757,571)	$500,334

Balances at June 30, 2024	114,139,532	$114	$1,295,533	$(825,512)	$470,135
Net loss	—	—	—	(20,816)	(20,816)
Exercise of stock options	479,042	2	4,298	—	4,300
Issuance of common stock related to performance stock units	900,000	—	—	—	—
Issuance of common stock related to restricted shares	105,009	—	—	—	—
Shares repurchased for employee tax withholding	(95)	—	—	—	—
Stock-based compensation expense	—	—	9,685	—	9,685
Balances at September 29, 2024	115,623,488	$116	$1,309,516	$(846,328)	$463,304

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirty-nine weeks ended September 29, 2024 and September 24, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(85,970)	(85,970)
Exercise of stock options	888,309	1	5,110	—	5,111
Issuance of common stock related to restricted shares	407,139	—	—	—	—
Shares repurchased for employee tax withholding	(6,894)	—	(166)	—	(166)
Stock-based compensation expense	—	—	40,133	—	40,133
Balances at September 24, 2023	112,421,547	$112	$1,257,793	$(757,571)	$500,334

Balances at December 31, 2023	112,639,146	$113	$1,267,469	$(784,985)	$482,597
Net loss	—	—	—	(61,343)	(61,343)
Exercise of stock options	1,507,226	3	9,701	—	9,704
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Issuance of common stock related to performance stock units	900,000	—	—	—	—
Issuance of common stock related to restricted shares	369,355	—	—	—	—
Shares repurchased for employee tax withholding	(281)	—	—	—	—
Stock-based compensation expense	—	—	30,214	—	30,214
Balances at September 29, 2024	115,623,488	$116	$1,309,516	$(846,328)	$463,304
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-nine weeks ended
	September 29, 2024	September 24, 2023
Cash flows from operating activities:
Net loss	$(61,343)	$(85,970)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,069	43,310
Amortization of lease acquisition	69	69
Amortization of loan origination fees	58	36
Amortization of cloud computing arrangements	682	657
Non-cash operating lease cost	23,312	21,692
Loss on fixed asset disposal	178	547
Stock-based compensation	30,214	40,133
Non-cash impairment and closure costs	73	66
Non-cash restructuring charges	525	5,050
Deferred income tax expense	270	954
Change in fair value of contingent consideration liability	5,214	1,591
Changes in operating assets and liabilities:
Accounts receivable	(3,639)	(6,647)
Inventory	(34)	(1,965)
Prepaid expenses and other assets	1,408	(1,091)
Operating lease liabilities	(16,854)	(16,779)
Accounts payable	(421)	7,085
Accrued payroll and benefits	833	6,934
Accrued expenses	5,846	2,186
Gift card and loyalty liability	875	(184)
Other non-current liabilities	(64)	(118)
Net cash provided by operating activities	37,271	17,556
Cash flows from investing activities:
Purchase of property and equipment	(57,739)	(74,884)
Purchase of intangible assets	(5,458)	(4,461)
Security and landlord deposits	(2)	(27)
Net cash used in investing activities	(63,199)	(79,372)
Cash flows from financing activities:
Proceeds from stock option exercise	9,704	5,111
Payment of contingent consideration	(3,868)	—
Payment associated to shares repurchased for tax withholding	—	(166)
Net cash provided by financing activities	5,836	4,945
Net decrease in cash and cash equivalents and restricted cash	(20,092)	(56,871)
Cash and cash equivalents and restricted cash—beginning of year	257,355	331,739
Cash and cash equivalents and restricted cash—end of period	$237,263	$274,868
Supplemental disclosure of cash flow information
Cash paid for interest	$184	$—
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$9,387	$5,455
Non-cash issuance of common stock associated with Spyce milestone achievement	$2,132	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 29, 2024, the Company owned and operated 236 restaurants in 22 states and Washington, D.C. During the thirteen and thirty-nine weeks ended September 29, 2024, the Company had 5 and 15 Net New Restaurant Openings, respectively.
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

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports and should be read in conjunction with the consolidated financial statements for the fiscal year ended December 31, 2023.
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
Management’s Use of Estimates—The condensed consolidated financial statements have been prepared by the Company in accordance with GAAP and the rules and regulations of the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets and right-of-use assets, legal liabilities, valuation of the contingent consideration liability, lease accounting matters, goodwill and stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of September 29, 2024 and December 31, 2023, were $4.8 million and $3.0 million, respectively.

Restricted Cash—The Company’s restricted cash balance relates to certificates of deposit that are collateral for letters of credit to lease agreements entered into by the Company and letters of credit associated with the Company’s workers’ compensation insurance policy.

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of September 29, 2024	As of December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$234,623	$257,230
Restricted cash, noncurrent	2,640	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$237,263	$257,355

Approximately $2.5 million of the restricted cash balance as of September 29, 2024 was associated with letters of credit required by the Company’s workers’ compensation insurance policy. The remaining balance was associated with letters of credit from lease agreements.

Recently Issued Accounting Pronouncements Not Yet Adopted— In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact and will adopt the disclosures required by this ASU on a retrospective basis in its December 29, 2024 financial statements.

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
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 disaggregated by significant revenue channel:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Owned Digital Channels	$50,561	$56,461	$158,727	$161,347
In-Store Channel (Non-Digital component)	77,861	64,612	224,540	177,205
Marketplace Channel	45,009	32,355	132,655	92,463
Total Revenue	$173,431	$153,428	$515,922	$431,015
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of September 29, 2024	As of December 31, 2023
Gift Card Liability	$3,593	$2,797

Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$64	$45	$700	$450

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of September 29, 2024				Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	13,564	—	—	13,564	8,350	—	—	8,350

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

Additionally, as of the date of the achievement of any of the three milestones, if the Volume-Weighted Average Price of the Company’s Class A common stock as of such milestone achievement date (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce, in respect of each share of Class A Common stock issued to such holder upon the achievement of such milestone, an amount in cash equal to the delta between the Reference Price and the VWAP Price. The contingent consideration payable upon the achievement of the three milestones, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was paid during the thirty-nine weeks ended September 29, 2024. Of this $6.0 million, based on a VWAP Price of $10.20, $2.1 million was issued in the form of Class A common stock, and $3.9 million was paid in cash to the former Spyce equity holders. As the stock was issued and payment was made within one year from December 31, 2023, it was included in other current liabilities within the Consolidated Balance Sheets for the fiscal year ended December 31, 2023 and was issued during the thirty-nine weeks ended September 29, 2024.
The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 31, 2023	$8,350
Change in fair value	5,214
Balance—September 29, 2024	$13,564

During the thirteen and thirty-nine weeks ended September 29, 2024, the Company did not recognize any impairment charges.

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 24, 2023, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations.

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

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of September 29, 2024	As of December 31, 2023
Kitchen equipment	$100,256	$89,814
Computers and other equipment	42,183	37,984
Furniture and fixtures	40,757	36,692
Leasehold improvements	286,130	262,191
Assets not yet placed in service	42,466	26,269
Total property and equipment	511,792	452,950
Less: accumulated depreciation	(226,513)	(186,048)
Property and equipment, net	$285,279	$266,902
Depreciation expense for the thirteen weeks ended September 29, 2024 and September 24, 2023 was $14.1 million and $12.9 million, respectively.
Depreciation expense for the thirty-nine weeks ended September 29, 2024 and September 24, 2023 was $41.8 million and $36.1 million, respectively.
As of September 29, 2024, the Company had 13 facilities under construction due to open during fiscal years 2024 and 2025. As of December 31, 2023, the Company had 7 facilities under construction, all of which were opened in fiscal year 2024. Depreciation commences after a store opens and the related assets are placed in service.

Total research and development cost for the thirteen weeks ended September 29, 2024 and September 24, 2023 was $0.3 million and $0.4 million, respectively. Total research and development cost for both the thirty-nine weeks ended September 29, 2024 and September 24, 2023 was $0.9 million. Research and development cost is recorded within general and administrative cost in the Company’s accompanying condensed consolidated statement of operations.

5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirty-nine weeks ended September 29, 2024, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of September 29, 2024	As of December 31, 2023
Internal use software	$43,774	$38,336
Developed technology	20,050	20,050
Total intangible assets	63,824	58,386
Accumulated amortization	(39,281)	(30,979)
Intangible assets, net	$24,543	$27,407

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years and the assets were placed into service during the fiscal year ended December 31, 2023.

Amortization expense for intangible assets was $2.8 million for both the thirteen weeks ended September 29, 2024 and September 24, 2023.

Amortization expense for intangible assets was $8.3 million and $7.2 million for the thirty-nine weeks ended September 29, 2024 and September 24, 2023, respectively.

Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2024	$2,609
2025	9,001
2026	6,944
2027	4,652
2028	1,337
Total	$24,543
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of September 29, 2024	As of December 31, 2023
Fixed asset accrual	$4,966	$3,577
Accrued general and sales tax	4,870	3,438
Rent deferrals and accrued rent	1,579	1,330
Accrued settlements and legal fees	1,037	1,439
Accrued delivery fee	944	1,197
Other accrued expenses	14,684	9,864
Total accrued expenses	$28,080	$20,845
7.DEBT
Credit Facility—On December 14, 2020, the Company entered into a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as subsequently amended, as discussed below, the “2020 Credit Facility”) with Eagle Bank. The 2020 Credit Facility superseded the Company’s 2017 revolving credit facility with Eagle Bank and allows the Company to borrow (i) up to $35.0 million (subsequently increased to $45.0 million) in the aggregate principal amount under the refinanced revolving facility and (ii) up to $10.0 million in the aggregate principal amount under a delayed draw term loan facility, which expired on December 14, 2021, and which was never drawn on. The refinanced revolving facility matures on December 13, 2024, which we expect to extend prior to its scheduled maturity date. However, if the Company issues certain convertible debt or unsecured indebtedness under the 2020 Credit Facility, then the refinanced revolving facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness.
On May 9, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to allow for the issuance of Letters of Credit of up to $1.5 million. In connection therewith, the Company entered into a $950,000 irrevocable standby Letter of Credit with Eagle Bank with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers’ compensation insurance policy.

On December 13, 2022, the Company and Eagle Bank amended the 2020 Credit Facility to extend the maturity date from December 14, 2022 to December 13, 2024. The amendment also increased the revolving facility cap by $10.0 million, to allow for the Company to borrow up to $45.0 million in the aggregate principal amount under the refinanced revolving facility. The Company incurred $0.1 million of loan origination fees related to the amendment, which was recorded within other current assets on the audited consolidated balance sheets and will be amortized over the life of the facility. Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of September 29, 2024 and December 31, 2023, the Company had no outstanding balance under the 2020 Credit Facility.
On April 26, 2023, the Company and Eagle Bank further amended the 2020 Credit Facility to allow for an increase to the issuance of Letters of Credit of up to $3.5 million. In connection therewith, the Company increased its irrevocable standby Letter of Credit with Eagle Bank to $1.95 million, with The Travelers Indemnity Company as the beneficiary in connection with the Company’s workers’ compensation insurance policy. On September 17, 2024 the irrevocable standby Letter of Credit with Eagle Bank of $1.95 million was cancelled, as it was no longer required under the Company’s workers’ compensation insurance policy.
Under the 2020 Credit Facility, the Company is required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility) which liquidity amount shall be no less than the trailing 90-day cash burn. The Company was in compliance with the applicable financial covenants as of September 29, 2024 and December 31, 2023.
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

The components of lease cost for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 were as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	Classification	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$13,092	$12,061	$38,240	$35,931
Variable lease cost	Occupancy and related expense General and administrative expense	3,204	2,904	9,480	8,237
Short term lease cost	Occupancy and related expense General and administrative expense	232	98	462	318
Sublease income	General and administrative expense	—	—	—	(356)
Total lease cost		$16,528	$15,063	$48,182	$44,130
As of September 29, 2024, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2024	$8,663
2025	60,301
2026	59,457
2027	55,261
2028	49,285
Thereafter	174,121
Total	$407,088
Less: imputed interest	92,623
Total lease liabilities	$314,465

As of September 29, 2024 and December 31, 2023 the Company had additional operating lease commitments of $31.2 million and $25.9 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in the near future. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of September 29, 2024 and December 31, 2023 is as follows:

	September 29, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating Leases	7.27	7.41
Weighted average discount rate:
Operating Leases	6.72%	6.51%

Supplemental cash flow information related to leases for the thirty-nine weeks ended September 29, 2024 and September 24, 2023:

	September 29, 2024	September 24, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$32,138	$31,189
Right of use assets obtained in exchange for lease obligations:
Operating leases	$28,455	$18,631

9.COMMON STOCK
As of September 29, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	As of September 29, 2024	As of December 31, 2023
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,607,548	13,219,388
Shares reserved for achievement of Spyce milestones	506,243	714,285
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	6,416,297	7,572,945
Shares available for future issuance under the 2021 Equity Incentive Plan	8,565,087	10,572,899
Total reserved shares of common stock	33,206,506	36,190,848
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

In connection with the Company’s IPO, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) and the options to purchase certain shares of common stock, assumed by the Company, pursuant to the Spyce Food Co. 2016 Stock Option and Grant Plan, prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and thirty-nine weeks ended September 29, 2024 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of Class S stock which converted to the Class A common stock upon the Company’s IPO. Shares of Class S stock that were issued to certain Spyce employees, and the corresponding shares of Class A common stock received by such employees in connection with the Company’s IPO, were subject to time-based service requirements and vested on September 7, 2023, as these requirements were met. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the thirteen and thirty-nine weeks ended September 24, 2023, the Company recognized stock-based compensation expense of $0.7 million and $2.4 million, respectively, related to the vested portion of such shares.

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

As of September 29, 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended September 29, 2024 and September 24, 2023:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	2,256,183	19.02
Options exercised	(1,507,226)	6.44
Options forfeited	(316,223)	14.81
Options expired	(44,574)	18.16
Balance—September 29, 2024	13,607,548	$9.59	6.16	$358,760

Exercisable—September 29, 2024	10,041,326	$7.46	5.20	$286,048

Vested and expected to vest—September 29, 2024	13,607,548	$9.59	6.16	$358,760

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,368,894	8.38
Options exercised	(888,309)	5.75
Options forfeited	(679,474)	11.12
Options expired	(143,397)	10.77
Balance—September 24, 2023	13,471,636	$7.85	6.42	$56,433

Exercisable—September 24, 2023	9,915,352	$6.64	5.64	$50,906

Vested and expected to vest—September 24, 2023	13,471,636	$7.85	6.42	$56,433
The weighted-average fair value of options granted during the thirty-nine weeks ended September 29, 2024 and September 24, 2023 was $9.32 and $8.97, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of September 29, 2024, there was $23.6 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.16 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirty-nine weeks ended September 29, 2024 and September 24, 2023:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	951,517	$17.41
Granted	518,177	20.36
Released	(369,355)	20.63
Forfeited	(84,042)	18.46
Balance—September 29, 2024	1,016,297	17.67

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 25, 2022	1,780,681	$23.40
Granted	398,043	8.97
Released	(407,139)	21.45
Forfeited	(483,701)	21.79
Balance—September 24, 2023	1,287,884	$18.77

As of September 29, 2024, unrecognized compensation expense related to RSUs was $10.7 million and is expected to be recognized over a weighted average period of 1.78 years. The fair value of shares released as of the vesting date during the thirty-nine weeks ended September 29, 2024 was $10.0 million.

Performance stock units

The following table summarizes the Company’s PSU activity for the thirty-nine weeks ended September 29, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	6,621,428	$15.56
Granted	—	—
Released	(900,000)	18.55
Forfeited	(321,428)	—
Balance—September 29, 2024	5,400,000	$15.99

There was no PSU activity during the thirty-nine weeks ended September 24, 2023.

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. During the thirteen weeks ending September 29, 2024, the service condition and initial stock price goal were met, resulting in 300,000 PSUs vesting and being released for each founder during that period. The fair value of shares released as of the vesting date during the thirty-nine weeks ended September 29, 2024 was $33.9 million, solely related to the founder PSUs, and the Company incurred $0.5 million in payroll taxes associated with the transaction. As of September 29, 2024, unrecognized compensation expense related to the founder PSUs was $13.3 million and is expected to be recognized over a weighted average period of 0.97 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirty-nine weeks ended September 29, 2024, the Company modified the number of shares underlying these grants and the vesting terms to remove the performance-based component, resulting in the total number of shares decreasing to 85,395, all of which are scheduled to vest on March 15, 2025. The expense related to these RSUs is included within the RSU section above.

A summary of stock-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Stock-options	$3,107	$2,140	$8,401	$6,716
Restricted stock units	1,909	2,432	6,645	8,426
Performance stock units	4,669	6,894	15,168	24,991
Total stock-based compensation	$9,685	$11,466	$30,214	$40,133
11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For the thirteen and thirty-nine weeks ended September 29, 2024, there were no significant discrete items recorded and the Company recorded $0.1 million and $0.3 million in income tax expense, respectively. For the thirteen and thirty-nine weeks ended September 24, 2023, there were no significant discrete items recorded and the Company recorded $0.3 million and $1.0 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits (“ERC”), which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the ERC, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million within general and administrative expenses in the Condensed Consolidated Statement of Operations for the fiscal year ended December 31, 2023 as an offset to Social Security tax expense. As of September 29, 2024 the Company has received $3.4 million in cash payments, reducing the ERC receivable within other current assets on the Condensed Consolidated Balance Sheet to $3.6 million.
12.NET LOSS PER SHARE

During the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
(dollar amounts in thousands)
Numerator:
Net loss	$(20,816)	$(25,055)	$(61,343)	$(85,970)
Denominator:
Weighted-average common shares outstanding—basic and diluted	114,752,307	112,179,722	113,743,453	111,687,538
Earnings per share—basic and diluted	$(0.18)	$(0.22)	$(0.54)	$(0.77)

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Options to purchase common stock	13,607,548	13,471,636	13,607,548	13,471,636
Time-based vesting restricted stock units	1,016,297	1,287,884	1,016,297	1,287,884
Performance stock units	5,400,000	6,621,428	5,400,000	6,621,428
Contingently issuable stock	506,243	714,285	506,243	714,285
Total common stock equivalents	20,530,088	22,095,233	20,530,088	22,095,233
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended September 29, 2024 and September 24, 2023, total payments to Welcome to the Dairy, LLC, totaled $1.0 million and $0.9 million, respectively. For the thirty-nine weeks ended September 29,

2024 and September 24, 2023, total payments to Welcome to the Dairy, LLC, totaled $3.1 million and $3.0 million, respectively.

14.COMMITMENTS AND CONTINGENCIES
Lease Commitments

The Company is obligated under various operating leases related to its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, common area maintenance charges and other occupancy costs. Refer to Note 8, Leases, for additional information.

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 29, 2024, we owned and operated 236 restaurants in 22 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint

Opening new restaurants is an important driver of our revenue growth. During the thirteen weeks ended September 29, 2024 and September 24, 2023, we had 5 and 15 Net New Restaurant Openings, respectively. During the thirty-nine weeks ended September 29, 2024 and September 24, 2023, we had 15 and 34 Net New Restaurant Openings, respectively, bringing our total count as of September 29, 2024 to 236 restaurants in 22 states and Washington, D.C.
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
During the second quarter of 2024, we introduced steak as a new protein to our menu, which adds a new ingredient for our customer base. With the introduction of beef on our menu, we have experienced and could continue to experience an increase in commodity costs.
Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, as consumer behavior trends have changed, due in part to the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years although we have seen an increased and prolonged negative impact on our revenue around national holidays.
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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands )	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net New Restaurant Openings	5	15	15	34
Average Unit Volume (as adjusted)(1)	$2,907	$2,905	$2,907	$2,905
Same-Store Sales Change (%) (as adjusted)(2)	6%	4%	7%	4%
Total Digital Revenue Percentage	55%	58%	56%	59%
Owned Digital Revenue Percentage	29%	37%	31%	37%
(1) One restaurant was excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 29, 2024. Two restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 24, 2023. Such adjustments did not result in a material change to AUV.

(2) Our results for the thirteen and thirty-nine weeks ended September 29, 2024 have been adjusted to reflect the temporary closures of two and five restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change. Our results for the thirteen and thirty-nine weeks ended September 24, 2023 have been adjusted to reflect the temporary closures of zero and two restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change.
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

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Fiscal year 2023 was a 53-week year, and in order to provide a measurement period that is consistent with comparable periods that span a 52-week year, rather than simply excluding the extra week, we applied an averaging methodology to the last period of fiscal 2023 to adjust for the extra week. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen and thirty-nine weeks ended September 29, 2024, one restaurant was excluded from the Comparable Restaurant Base. For the thirteen and thirty-nine weeks ended September 24, 2023, two restaurants were excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period, excluding the 14th week in any 14-week period and the 53rd week in any 53-week period, as applicable; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. Fiscal year 2023 was a 53-week year, which resulted in a misalignment in our comparable weeks in fiscal year 2024. To adjust for this misalignment, in calculating Same-Store Sales Change for each fiscal quarter and the full fiscal year 2024, we shifted each week within fiscal year 2023 forward by one week to better align with the 2024 calendar year, specifically to match the timing of holidays and achieve a more accurate comparable Same-Store Sales Change to the prior period. During the thirteen and thirty-nine weeks ended September 29, 2024, two and five restaurants were excluded from the calculation of Same-Store Sales Change, respectively. During the thirteen and thirty-nine weeks ended September 24, 2023, zero and two restaurants were excluded from the calculation of Same-Store Sales Change, respectively. Such adjustments did not result in a material change to Same-Store Sales Change. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; other (income) expense; Spyce acquisition costs; our enterprise resource planning system (“ERP”) implementation and related costs; legal settlements; and certain other expenses as described in more detail below; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.
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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Loss from operations	$(21,175)	$(26,487)	$(64,274)	$(93,055)
Add back:
General and administrative	36,777	35,963	112,844	111,220
Depreciation and amortization	16,905	15,682	50,069	43,310
Pre-opening costs	1,759	2,522	4,295	8,190
Impairment and closure costs	114	132	388	479
Loss on disposal of property and equipment(1)	63	489	178	547
Restructuring charges(2)	498	812	1,497	6,448
Restaurant-Level Profit	$34,941	$29,113	$104,997	$77,139
Loss from operations margin	(12)%	(17)%	(12)%	(22)%
Restaurant-Level Profit Margin	20%	19%	20%	18%
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

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude income tax expense, interest income, interest expense, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs, ERP implementation and related costs, legal settlements, and certain other expenses during the period that management determines are not indicative of ongoing operating performance. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net loss	$(20,816)	$(25,055)	$(61,343)	$(85,970)
Non-GAAP adjustments:
Income tax expense	90	318	270	954
Interest income	(2,754)	(3,381)	(8,690)	(9,694)
Interest expense	26	19	242	58
Depreciation and amortization	16,905	15,682	50,069	43,310
Stock-based compensation(1)	9,685	11,466	30,214	40,133
Loss on disposal of property and equipment(2)	63	489	178	547
Impairment and closure costs(3)	114	132	388	479
Other expense(4)	2,279	1,612	5,247	1,597
Spyce acquisition costs(5)	—	148	—	470
Restructuring charges(6)	498	812	1,497	6,448
ERP implementation and related costs(7)	229	222	682	657
Legal settlements(8)	—	15	36	65
Employer portion of the founder performance stock unit payroll taxes(9)	491	—	491	—
Adjusted EBITDA	$6,810	$2,479	$19,281	$(946)
Net loss margin	(12)%	(16)%	(12)%	(20)%
Adjusted EBITDA Margin	4%	2%	4%	—%
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
(9)Includes the employer portion of payroll taxes related to the vesting of 300,000 performance stock units released to each founder during the thirteen weeks ended September 29, 2024.

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
Results of Operations
Comparison of the thirteen and thirty-nine weeks ended September 29, 2024 and September 24, 2023

The following table summarizes our results of operations for the thirteen weeks ended September 29, 2024 and September 24, 2023:

	Thirteen weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Dollar Change	Percentage Change
Revenue	$173,431	$153,428	$20,003	13%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	47,706	41,754	5,952	14%
Labor and related expenses	47,520	43,750	3,770	9%
Occupancy and related expenses	15,054	13,961	1,093	8%
Other restaurant operating costs	28,210	24,850	3,360	14%
Total cost of restaurant operations	138,490	124,315	14,175	11%
Operating expenses:
General and administrative	36,777	35,963	814	2%
Depreciation and amortization	16,905	15,682	1,223	8%
Pre-opening costs	1,759	2,522	(763)	(30%)
Impairment and closure costs	114	132	(18)	(14%)
Loss on disposal of property and equipment	63	489	(426)	(87%)
Restructuring charges	498	812	(314)	(39%)
Total operating expenses	56,116	55,600	516	1%
Loss from operations	(21,175)	(26,487)	5,312	(20%)
Interest income	(2,754)	(3,381)	627	(19%)
Interest expense	26	19	7	37%
Other expense (income)	2,279	1,612	667	41%
Net loss before income taxes	(20,726)	(24,737)	4,011	(16%)
Income tax expense	90	318	(228)	(72%)
Net loss	$(20,816)	$(25,055)	$4,239	(17%)

The following table summarizes our results of operations for the thirty-nine weeks ended September 29, 2024 and September 24, 2023:

	Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Dollar Change	Percentage Change
Revenue	$515,922	$431,015	$84,907	20%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	141,307	118,333	22,974	19%
Labor and related expenses	142,954	126,506	16,448	13%
Occupancy and related expenses	44,523	40,117	4,406	11%
Other restaurant operating costs	82,141	68,920	13,221	19%
Total cost of restaurant operations	410,925	353,876	57,049	16%
Operating expenses:
General and administrative	112,844	111,220	1,624	1%
Depreciation and amortization	50,069	43,310	6,759	16%
Pre-opening costs	4,295	8,190	(3,895)	(48%)
Impairment and closure costs	388	479	(91)	(19%)
Loss on disposal of property and equipment	178	547	(369)	(67%)
Restructuring charges	1,497	6,448	(4,951)	(77%)
Total operating expenses	169,271	170,194	(923)	(1%)
Loss from operations	(64,274)	(93,055)	28,781	(31%)
Interest income	(8,690)	(9,694)	1,004	(10%)
Interest expense	242	58	184	317%
Other expense (income)	5,247	1,597	3,650	229%
Net loss before income taxes	(61,073)	(85,016)	23,943	(28%)
Income tax expense	270	954	(684)	(72%)
Net loss	$(61,343)	$(85,970)	$24,627	(29%)

Revenue

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Revenue	173,431	153,428	13%	515,922	431,015	20%
Average Unit Volume	$2,907	2,905	—%	$2,907	$2,905	—%
Same-Store Sales Change	6%	4%	2%	7%	4%	3%
The increase in revenue for the thirteen weeks ended September 29, 2024 was primarily due to an increase of $12.4 million of incremental revenue associated with 31 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 24, 2023. The increase in revenue was also due to an increase in Comparable Restaurant Base revenue of $8.5 million resulting in a positive Same-Store Sales Change of 6% consisting of a 4% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended September 24, 2023 and a 2% increase due to traffic and favorable product mix. These increases were partially offset by a $0.4 million decrease in fiscal year-over-year comparable restaurant sales, which would have been reflected in our Same-Store Sales Change had we not adjusted for the misalignment in our comparable weeks resulting from fiscal year 2023 being a 53-week year, as described above.
The increase in revenue for the thirty-nine weeks ended September 29, 2024 was primarily due to an increase of $51.7 million of incremental revenue associated with 50 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 24, 2023. The increase in revenue was also due to an increase in Comparable Restaurant Base revenue of $28.9 million, resulting in a positive Same-Store Sales Change of 7%, consisting of a 5% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended September 24, 2023 and a 2% increase due to traffic and favorable product mix. The remaining $5.0 million of the increase was due to additional fiscal year-over-year comparable restaurant sales growth, which would have been reflected in our Same-Store Sales Change had we not adjusted for the misalignment in our comparable weeks resulting from fiscal year 2023 being a 53-week year, as described above.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Food, beverage, and packaging	47,706	41,754	14%	141,307	118,333	19%
As a percentage of total revenue	28%	27%	1%	27%	27%	—%

The increase in food, beverage, and packaging costs for the thirteen weeks ended September 29, 2024 was primarily due to the 31 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 24, 2023, as well as higher protein cost.

The increase in food, beverage, and packaging costs for the thirty-nine weeks ended September 29, 2024 was primarily due to the 50 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 24, 2023, and higher protein cost. These increases were partially offset by a decrease in packaging costs, which were higher in the prior-year period due to a packaging supply chain disruption.

As a percentage of revenue, food, beverage, and packaging costs for both the thirteen and thirty-nine weeks ended September 29, 2024 remained relatively consistent compared to the thirteen and thirty-nine weeks ended September 24, 2023, respectively, primarily due to an increase in revenue proportional to the increase in food, beverage, and packaging costs.

Labor and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Labor and related expenses	47,520	43,750	9%	142,954	126,506	13%
As a percentage of total revenue	27%	29%	(2%)	28%	29%	(1%)

The increase in labor and related expenses for the thirteen weeks ended September 29, 2024 was primarily due to the 31 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 24, 2023. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by improved labor optimization. Most notably, as of April 1, 2024, California fast food wages increased as result of AB 1228.

The increase in labor and related expenses for the thirty-nine weeks ended September 29, 2024 was primarily due to the 50 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 24, 2023. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets. Most notably, as of April 1, 2024, California fast food wages increased as result of AB 1228. These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details on the ERC.

As a percentage of revenue, the decrease in labor and related expenses for the thirteen weeks ended September 29, 2024 was primarily due to higher revenue and improvement in labor optimization, partially offset by wage rate increases, as discussed above, compared to the thirteen weeks ended September 24, 2023.

As a percentage of revenue, the decrease in labor and related expenses for the thirty-nine weeks ended September 29, 2024 was primarily due to higher revenue and improvement in labor optimization, partially offset by wage rate increases, as discussed above, compared to the thirty-nine weeks ended September 24, 2023. These decreases were partially offset by a $1.8 million benefit received during the thirteen weeks ended March 26, 2023, related to a refundable ERC issued as part of the CARES Act.
Occupancy and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Occupancy and related expenses	15,054	13,961	8%	44,523	40,117	11%
As a percentage of total revenue	9%	9%	—%	9%	9%	—%
The increase in occupancy and related expenses for the thirteen weeks ended September 29, 2024 was primarily due to the 31 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 24, 2023, partially offset by reduced occupancy rates across recently opened stores.
The increase in occupancy and related expenses for the thirty-nine weeks ended September 29, 2024 was primarily due to the 50 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 24, 2023, partially offset by reduced occupancy rates across recently opened stores.
As a percentage of revenue, occupancy and related expenses for both the thirteen and thirty-nine weeks ended September 29, 2024 was slightly below the thirteen and thirty-nine weeks ended September 24, 2023, primarily due to higher revenue in the current period as well as reduced occupancy rates, as discussed above.
Other Restaurant Operating Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Other restaurant operating costs	28,210	24,850	14%	82,141	68,920	19%
As a percentage of total revenue	16%	16%	—%	16%	16%	—%
The increase in other restaurant operating costs for the thirteen weeks ended September 29, 2024 was primarily due to the 31 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 24, 2023. This includes increases in delivery fees, primarily related to the increase in revenue through our Marketplace Channel, credit card and online processing fees related to the increase in revenue, and repair and maintenance expenses.

The increase in other restaurant operating costs for the thirty-nine weeks ended September 29, 2024 was primarily due to the 50 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 24, 2023. This includes increases in delivery fees, primarily related to the increase in revenue through our Marketplace Channel, credit card and online processing fees related to the increase in revenue, and repair and maintenance expenses.
As a percentage of revenue, other restaurant operating costs for both the thirteen and thirty-nine weeks ended September 29, 2024 remained consistent compared to the thirteen and thirty-nine weeks ended September 24, 2023, primarily due to an increase in revenue proportional to the increase in other restaurant operating costs in the current period.

Operating Expenses
General and Administrative

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
General and administrative	36,777	35,963	2%	112,844	111,220	1%
As a percentage of total revenue	21%	23%	(2%)	22%	26%	(4%)

The increase in general and administrative expenses for the thirteen weeks ended September 29, 2024 was primarily due to an increase in spend across the Sweetgreen Support Center to support our restaurant growth, partially offset by a $1.8 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO.

The increase in general and administrative expenses for the thirty-nine weeks ended September 29, 2024 was primarily due to a $5.1 million benefit received during the thirty-nine weeks ended June 25, 2023 from the ERC. The remaining increase was due to an increase in our investment in marketing and advertising and an increase in spend across the Sweetgreen Support Center to support our restaurant growth. These increases were partially offset by a decrease in stock-based compensation expense primarily related to the decrease in expense associated with restricted stock units and performance-based restricted stock units issued prior to our IPO.
As a percentage of revenue, the decrease in general and administrative expenses for both the thirteen and thirty-nine weeks ended September 29, 2024 was primarily due to the comparatively higher revenue in the current period, partially offset by the net effect of the fluctuations noted above.
Depreciation and Amortization

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Depreciation and amortization	16,905	15,682	8%	50,069	43,310	16%
As a percentage of total revenue	10%	10%	—%	10%	10%	—%
The increase in depreciation and amortization for the thirteen weeks ended September 29, 2024 was primarily due to the 31 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 24, 2023.
The increase in depreciation and amortization for the thirty-nine weeks ended September 29, 2024 was primarily due to the 50 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 24, 2023, as well as the amortization from developed technology that was placed into service during the thirteen weeks ended June 25, 2023.

As a percentage of revenue, depreciation and amortization for both the thirteen and thirty-nine weeks ended September 29, 2024 remained consistent compared to the thirteen and thirty-nine weeks ended September 24, 2023.
Pre-Opening Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Pre-opening costs	1,759	2,522	(30%)	4,295	8,190	(48%)
As a percentage of total revenue	1%	2%	(1%)	1%	2%	(1%)

The decrease in pre-opening costs for the thirteen weeks ended September 29, 2024 was primarily due to 5 gross new restaurant openings during the thirteen weeks ended September 29, 2024 compared to 15 gross new restaurant openings in the same quarter of the prior year.
The decrease in pre-opening costs for the thirty-nine weeks ended September 29, 2024 was primarily due to 15 gross new restaurant openings during the thirty-nine weeks ended September 29, 2024 compared to 37 gross new restaurant openings in the thirty-nine weeks ended September 24, 2023.
As a percentage of revenue, pre-opening costs decreased in the thirteen and thirty-nine weeks ended September 29, 2024 compared to the thirteen and thirty-nine weeks ended September 24, 2023, due to the variances noted above as well as comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Impairment and closure costs	114	132	(14%)	388	479	(19%)
As a percentage of total revenue	—%	—%	—%	—%	—%	—%

During the thirteen and thirty-nine weeks ended September 29, 2024, we recorded closure costs of $0.1 million and $0.3 million, respectively, related to lease and related costs associated with previously closed restaurants, including the amortization of operating lease assets, and expenses associated with CAM and real estate taxes.

Restructuring Charges

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Restructuring charges	498	812	(39%)	1,497	6,448	(77%)
As a percentage of total revenue	—%	1%	(1%)	—%	1%	(1%)

The restructuring charges for both the thirteen weeks ended September 29, 2024 and September 24, 2023 is primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and CAM charges.

The decrease in restructuring charges for the thirty-nine weeks ended September 29, 2024 is primarily related to the $4.3 million operating lease impairment expense recognized during the thirty-nine weeks ended September 24, 2023, associated with our former Sweetgreen Support Center.
As a percentage of revenue, restructuring charges decreased in the thirteen and thirty-nine weeks ended September 29, 2024 compared to the thirteen and thirty-nine weeks ended September 24, 2023, due to the variances noted above as well as comparatively higher revenue in the current period.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Loss on disposal of property and equipment	63	489	(87%)	178	547	(67%)
As a percentage of total revenue	—%	—%	—%	—%	—%	—%
The decrease in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants for the thirteen and thirty-nine weeks ended September 29, 2024 compared to the prior year periods.

Interest Income and Interest Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Interest income	(2,754)	(3,381)	(19%)	(8,690)	(9,694)	(10%)
Interest expense	26	19	37%	242	58	317%
Total interest income, net	$(2,728)	$(3,362)	(19%)	$(8,448)	$(9,636)	(12%)
As a percentage of total revenue	(2)%	(2)%	1%	(2)%	(2)%	1%

The decrease in interest income, net, was primarily due to a lower cash balance in our money market accounts during the thirteen and thirty-nine weeks ended September 29, 2024 compared to the prior year periods.
Other Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 29, 2024	September 24, 2023	Percentage Change	September 29, 2024	September 24, 2023	Percentage Change
Other expense	2,279	1,612	41%	5,247	1,597	229%
As a percentage of total revenue	1%	1%	—%	1%	—%	1%
The increase in other expense for each of the thirteen and thirty-nine weeks ended September 29, 2024 was primarily due to a change in the fair value of our contingent consideration compared to the prior year periods, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
As a percentage of revenue, other expense increased during thirty-nine weeks ended September 29, 2024 compared to the thirty-nine weeks ended September 24, 2023, due to the variances noted above.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of September 29, 2024 and December 31, 2023, we had $234.6 million and $257.2 million in cash and cash equivalents, respectively. As of September 29, 2024, we had access to a $43.1 million revolver loan(s) under our 2020 Credit Agreement. As of September 29, 2024, there have been no draws on the revolving facility. Based on our current operating plan, we believe our existing cash and cash equivalents and access to available revolving loan(s), will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities, available cash balances, and available revolving loan(s). If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, including related to deployment of our Infinite Kitchen, initiatives to improve the team member and customer experience in our restaurants, marketing-related costs, research and development costs, working capital and general corporate needs. Additionally, during the thirty-nine weeks ended September 29, 2024, we made a cash payment of approximately $3.9 million related to the Spyce milestone payment. See Note 3 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

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

Credit Facility

On December 14, 2020, we entered into a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as subsequently amended, the “2020 Credit Facility”) with Eagle Bank. The 2020 Credit Facility currently allows us to borrow up to $45.0 million in aggregate principal amount under the revolving facility, including up to $1.5 million in letters of credit. The revolving facility matures on December 13, 2024, and we expect to extend it prior to its scheduled maturity date. However, if we issue certain convertible debt or unsecured indebtedness that are permitted under the 2020 Credit Facility, then the refinanced revolving facility will mature on the earlier to occur of (i) the maturity date indicated in the previous sentence and (ii) 90 days prior to the scheduled maturity date for any portion of such permitted convertible debt or unsecured indebtedness, as applicable.

Under the 2020 Credit Facility, interest accrues on the outstanding loan balance and is payable monthly at a rate of the adjusted one-month term Secured Overnight Financing Rate, plus 2.90%, with a floor on the interest rate at 3.75%. As of September 29, 2024 and December 31, 2023, we had no outstanding balance under the 2020 Credit Facility.

The obligations under the 2020 Credit Facility are guaranteed by our existing and future material subsidiaries and secured by substantially all of our and our subsidiary guarantor’s assets. The 2020 Credit Facility also restricts our ability, and the ability of our subsidiary guarantors to, among other things, incur liens; incur additional indebtedness; transfer or dispose of assets; make acquisitions; change the nature of the business; guarantee obligations; pay dividends to shareholders or repurchase stock; and make advances, loans, or other investments. The 2020 Credit Facility contains customary events of default, including, without limitation, failure to pay the outstanding loans or accrued interest on the due date. Under the 2020 Credit Facility, we are required to maintain certain levels of liquidity (defined as total cash and cash equivalents on hand plus the available amount under the revolving facility), which liquidity amount must be no less than the trailing 90-day cash burn. We were in compliance with the covenants under the 2020 Credit Facility as of September 29, 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirty-nine weeks ended September 29, 2024	Thirty-nine weeks ended September 24, 2023
Net cash provided by operating activities	$37,271	$17,556
Net cash used in investing activities	(63,199)	(79,372)
Net cash provided by financing activities	5,836	4,945
Net decrease in cash and cash equivalents and restricted cash	$(20,092)	$(56,871)
Operating Activities

For the thirty-nine weeks ended September 29, 2024, cash provided by operating activities increased $19.7 million compared to the thirty-nine weeks ended September 24, 2023. The increase was primarily due to a $21.2 million increase in income after excluding non-cash items and the impact of unfavorable working capital fluctuations of $1.5 million, which primarily related to the timing of payroll and other payments in the ordinary course of business.

Investing Activities

For the thirty-nine weeks ended September 29, 2024, cash used in investing activities was $(63.2) million, a decrease of $16.2 million compared to the thirty-nine weeks ended September 24, 2023. Investing activities for the thirty-nine weeks ended September 29, 2024 consisted primarily of purchases of property and equipment of $57.7 million related to 15 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurant related equipment. In addition we had cash outflow for the thirty-nine weeks ended September 29, 2024 of $5.5 million related to purchases of intangible assets.

Investing activities for the thirty-nine weeks ended September 24, 2023 consisted primarily of purchases of property and equipment of $74.9 million related to 37 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen and other restaurants related equipment. In addition we had cash outflow for the thirty-nine weeks ended September 24, 2023 of $4.5 million related to purchases of intangible assets.

Financing Activities
For the thirty-nine weeks ended September 29, 2024, cash provided by financing activities increased $0.9 million compared to the thirty-nine weeks ended September 24, 2023. This was primarily due to an increase in proceeds received from stock option exercises offset by a payment associated with the contingent consideration.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Julie Bornstein	Director	Adoption	August 20, 2024	X		up to 8,928	N/A	November 19, 2025
Mitch Reback	Chief Financial Officer	Adoption	September 9, 2024	X		up to 332,000	N/A	December 9, 2025
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

SWEETGREEN, INC.

Date: November 7, 2024	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)