Form 10-K
period 2024-12-29
Sweetgreen, Inc.
filed 2025-02-27
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2024
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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion, based upon the last reported sales price on the New York Stock Exchange on June 28, 2024. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The registrant had 105,387,456 shares of Class A common stock and 11,915,758 shares of Class B common stock outstanding as of February 24, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our focus on opening additional restaurants, diversifying and expanding our menu, making investments in our marketing to attract new customers and increasing order frequency from our existing customers;
•our expectations regarding deployment of additional units of our Infinite Kitchen automation technology in new and existing Sweetgreen restaurants;
•our expectations regarding the effects of any reductions in force or restructuring
•our operational changes and the expected benefits thereof, including our expectations regarding the impact of automation on our operating model, results of operations, and key performance metrics;
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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors that are described in the section titled “Risk Factors” and elsewhere in this Annual Report, and that may be described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”).

We operate in a very competitive and rapidly changing environment.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. As a result of material, temporary closures in fiscal year 2024, one restaurant was excluded from our Comparable Restaurant Base as of the end of fiscal year 2024. As of the end of fiscal years 2023 and 2022, no restaurants and two restaurants, respectively, were excluded from our Comparable Restaurant Base due to material, temporary closures. The adjustments in fiscal years 2024 and 2022 did not result in a material change to our key performance metrics.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash, credit card, or digital scan-to-pay. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay, prior to its elimination in 2023, were included as part of our Owned Digital Channels.

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

Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information, including the limitations of such measures and a reconciliation of each of these measures to the most directly comparable financial measures stated in accordance with GAAP.

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
•Changes in economic conditions and macroeconomic, geopolitical, and other major events, which may include pandemics and disease outbreaks, drive customer behavior trends, and could have an adverse effect on our business, financial condition, and results of operations.
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
•Governmental regulations, including but not limited to any future regulations that impose taxes, tariffs, or duties on food products, supplies, or other items that we purchase, may adversely affect our business, financial condition, and results of operations.
•Changes in employment laws may increase our labor costs and impact our results of operations.
•We have been and will likely continue to be party to litigation that could distract management, increase our expenses, and subject us to monetary damages or other remedies.
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

Sweetgreen, Inc., a Delaware corporation (together with its subsidiaries, “Sweetgreen,” “we,”, “us,” or the “Company”) is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 29, 2024, we owned and operated 246 restaurants in 22 states and Washington, D.C.
Our Food Ethos
We believe the choices we make about what we eat, where it comes from and how it is prepared have a direct impact on our health, our communities, and the planet. This is our Food Ethos, and it is firmly rooted in every aspect of our business. At Sweetgreen, we focus on Real Food, which for us means:
•Plant-forward
•Celebrates seasonality
•Made fresh in our restaurants
•Prioritizes organic, regenerative, and local sourcing
•Meets strict and humane animal welfare and seafood standards
•Free of highly-processed preservatives, artificial flavors, and refined or hidden sugars
•Mindful of the carbon impact of each ingredient to protect future generations
This commitment to our Food Ethos keeps our food delicious, nutrient dense, and sustainable. At Sweetgreen, Real Food tastes better, makes you feel better, and drives the frequency that has defined our success.
Our Menu Offering

We have designed our menu to be delicious, customizable, and convenient to empower our customers to make healthier choices for both lunch and dinner. We are constantly seeking ways to enhance our menu, all while honoring our Food Ethos.
Our Core Menu
•Our core menu features 13 curated, signature items which are offered year-round in all of our locations, including our new steak plate.
•In addition to our core menu items, our single most popular item is the “custom” salad or bowl, which can include millions of combinations from 40-plus ingredients as well as our made-from-scratch dressings.
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
Our Supply Chain
We have built a differentiated, end-to-end supply chain that culminates in delicious, high-quality food for our customers. We currently have more than 140 active domestic food partners, such as farmer, bakers, and distributors. Consistent with our Food Ethos, we seek to prioritize ingredients that are certified organic, regenerative, or locally sourced, and meet high animal welfare and seafood standards. We build direct relationships with farmers and growers and we are proud to showcase them on the walls of every restaurant and spotlight them on our digital platform. Our national supply chain is organized into regional distribution networks. We seek to align retail proximity with cultivation, and to leverage existing relationships as we enter new markets in that region.
Quality Control and Food Safety
At Sweetgreen, we refer to food safety as our “license to operate,” and that starts with our food supply. All of our suppliers provide appropriate food safety certification and third-party audits as part of the onboarding process. After onboarding, we work closely with our suppliers to ensure they adhere to our product quality specifications. We also follow a Comprehensive Food Safety Plan (“CFSP”), which includes our Approved Supplier Program, Hazard Analysis and Critical Control Points Program, guidelines for restaurant design, construction and maintenance, new product commercialization processes, and crisis management. As part of our CFSP, we have a set of “sweet clean standards” in each of our restaurants, which are guides for operators to ensure our approach to food safety is consistent and scalable across our restaurant fleet. Food safety is an integral element of our field leadership bonus plan; our operators do not receive certain bonuses unless they meet our food safety thresholds for the relevant period. On top of our CFSP sits a system of verification, audits, and monitoring to ensure our food safety is not compromised.
Our Real Estate

We opened 25 Net New Restaurants in fiscal year 2024. As we continue to expand, we are confident that our compelling restaurant-level economics will continue to work across geographies and market types.

We utilize a rigorous, data-driven real estate selection process to identify new restaurant sites with both high anticipated foot traffic and proximity to workplaces and residences that support our multi-channel approach.

We continue to test new restaurant design concepts to bring Sweetgreen into a wider variety of trade areas and markets, including but not limited to a mobile pickup lane for digital orders. We have thoughtfully designed our restaurants to both reflect the culture and feel of our local communities and to support our multiple digital channels.
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

Outpost and Catering.    Our Outpost and Catering Channel enables office workers or building residents to get their custom Sweetgreen order delivered directly to an outpost station at their location during a dedicated time window each day, typically with lower customer fees than our other delivery channels. As of the end of fiscal year 2024, we had 823 live Outpost locations.

In addition, our Outpost and Catering Channel includes our catering offerings, which refer to sales to event and group customers made through our catering website for pickup at one of our restaurants or delivery to a customer specified address. Bulk orders of salads, warm bowls, sides, and drinks can be ordered for delivery together and are prepared at select locations.
In-Store.    In addition to a strategic focus on our Owned Digital Channels, our In-Store Channel is core to our platform and serves as a critical path to attract new customers via our iconic physical locations. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-pay, prior to its elimination in 2023, were included as part of our Owned Digital Channels.
Marketplace.    Our Marketplace Channel often serves as an effective means to reach new digital customers who have not used our native mobile app or website before. We then aim to convert Marketplace customers to our digital platform.

For fiscal year 2024, 30% of our revenue was from our Owned Digital Channels, as compared to 36% from our Owned Digital Channels in fiscal year 2023. When including orders placed on the Marketplace Channel, 56% of our fiscal year 2024 revenue was derived from digital channels, as compared to 59% of our revenue in fiscal year 2023. The convenience of our multi-channel approach, combined with our ability to offer personalized content and recommendations, results in a highly engaged cohort of habitual Sweetgreen customers. Not only are users of our Owned Digital Channels our most frequent customers, but the average order value (which is the dollar value of an order exclusive of taxes and any fees paid by the customer) for orders placed on our Owned Digital Channels is higher than non-digital orders placed through our In-Store Channel.
Proprietary Technology Powers our Operations at Scale
In addition to our customer-facing digital platform, we have also invested in technology to support our back of house operations, simplify the work of our team members, and enhance how we hire, train, and schedule team members. These investments include leveraging systems that manage inventory in our restaurants to ensure freshness, guide prep work, optimize our meal assembly process, and manage our team members’ output to enhance our order fulfillment times.

In 2021, we acquired a kitchen automation technology company, Spyce Food Co. (“Spyce”), and have further developed and deployed Spyce’s kitchen automation technology, which we refer to as the Infinite Kitchen. We incorporate our Infinite Kitchen technology into new and existing restaurants based, in large part, upon our evaluation of the potential economic and other benefits for those restaurants. We deployed units of the Infinite Kitchen in two of our restaurants during fiscal year 2023 and ten of our restaurants during fiscal year 2024. Of the 10 restaurants that received the Infinite Kitchen technology in fiscal year 2024, three were retrofits and seven were new restaurant openings. We continue to learn from these deployments and are incorporating our findings into future deployments. In 2023, our Infinite Kitchen technology was named as one of Time’s Best Inventions, which recognizes 200 extraordinary inventions that changed the way we live, work, play, and think about what’s possible.

Our Marketing Strategy

Our brand has been designed to inspire consumers to live healthier. By connecting food and culture to amplify our mission, we use a carefully crafted combination of brand, retail, and digital marketing to build awareness, generate sales, and drive brand love. In each of 2023 and 2024, we were named one of Fast Company’s

Brands That Matter, which recognized companies and nonprofits that have undeniably impacted business and culture.

Since inception, we have collaborated with some of the world’s best chefs, athletes, musicians, and thought leaders in our communities to help us amplify the power of healthy food. Combined with an expansive menu strategy spanning beyond salads into hearty entrée options and dayparts, our goal is to shift the paradigm of what’s possible when it comes to convenient food at scale and positively impact how the next generation connects to healthy eating.

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
Our People

Our Team and Culture

Our approach to team and culture is consistent with one of our core values of “Win, Win, Win”. We believe that obsessing over the team member experience is a “win” for our team members, our customers, and our company. We benefit from the ability to attract and retain the best talent, and from having team members that are motivated to deliver an exceptional experience to our customers. We hire team members who are passionate about our purpose and strive to maintain a friendly, fun, and positive work environment. We pay competitive wages and believe we offer many best-in-class benefits relative to the industry, including medical, dental, and vision insurance for eligible employees and their spouses or domestic partners, paid time off, paid parental leave, and equity incentives for our Head Coaches. In each of 2023 and 2024, Built In included Sweetgreen in their “100 Best places to Work in Los Angeles,” and in 2024 Forbes recognized Sweetgreen as one of “America’s Best Employers for Women.”

Our Restaurant Team Structure and the Pathway to Opportunity

We believe we have designed a transparent and structured career learning path. By providing opportunities for advancement, professional development, and ultimately leadership, we have been able to promote high-performing talent, and by extension, scale our Sweetgreen culture. At Sweetgreen, we believe the best leaders come from within, so we develop a talent-rich pipeline by having a clear promotional track for team members to become a Head Coach (our title for a store manager) within as few as three years. During fiscal year 2024, 58% of open restaurant leadership roles were filled with promotions of existing employees.

Employees

As of December 29, 2024, we had a total of 6,407 employees, 334 of whom worked at our Sweetgreen Support Center and 6,073 of whom worked in our restaurants.

Our Impact
Our mission to build healthier communities by connecting people to real food extends to positively impacting the lives of our customers, team members, and citizens of the communities we serve. Below are select examples of the ways we give back to our local communities.
•Donating Healthy Meals: During each new restaurant opening, we distribute fresh Sweetgreen meals to local charities such as food pantries and soup kitchens to help alleviate food insecurity in the community. For every meal purchase on opening day, we donate a meal to a local nonprofit impact partner to distribute to someone in need. In 2024, we donated over 68,000 meals through our new restaurant opening program.

•Volunteering as a Team: We empower our team members to volunteer with causes they are passionate about by offering up to 5 hours of paid volunteer time off for eligible employees annually. In 2024, our restaurant teams collectively volunteered over 6,500 hours to local events such as food distributions and community gardens.

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
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence over the last few years, including by enabling delivery and take-out through their digital applications. In particular, we face increasing competition from delivery kitchens, food aggregators, and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, ezCater, Sharebite, and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver Sweetgreen food to customers. These food delivery marketplaces own the customer data for Sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service and have increased their reliance on take-out or delivery during and since the COVID-19 pandemic, and competition is expected to continue to increase. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.
Trademarks and Other Intellectual Property
We protect our intellectual property primarily through a combination of trademarks, domain names, copyrights, patents, and trade secrets. Since our inception, we have undertaken to strategically and proactively develop our trademark portfolio by registering our trademarks and service marks in the United States and various strategic foreign jurisdictions. Domestically, we registered our core marks (“Sweetgreen,” “SG,” and the Sweetgreen logo) and certain other marks, such as “SG Outpost,” “Sweetgreen Outpost,” and “SweetPass.” Internationally, we currently have registered our core Sweetgreen mark, along with selected other marks, in foreign jurisdictions including Argentina, Australia, Canada, China, the European Union, Hong Kong, Japan, Mexico, South Korea, and the United Kingdom. Most of our marks are registered in multiple international trademark classes, including for restaurant services and related goods and services. We are currently pursuing additional trademark and trade dress registrations in the United States and abroad and will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Additionally, in connection with our Infinite Kitchen technology, we have three issued patents and four patent applications pending in the United States, and one issued patent in the People’s Republic of China. We intend to pursue additional patent protection with respect to the Infinite Kitchen technology to the extent we believe it would be beneficial and cost-effective. We have obtained a registration of the Sweetgreen.com domain name as well.

We have procedures in place to monitor for potential infringement of our most important intellectual property, and it is our policy to take appropriate action to enforce our intellectual property, taking into account the strength of our claim, likelihood of success, cost, and overall business priorities.
Government Regulation
We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements, public health and safety, and the preparation and sale of food. The development and operation of restaurants depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food and occupational safety, and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent development of new restaurants in particular locations.

Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state, and local laws (such as fair work week laws, immigration laws, laws governing the employment of minors, various wage & hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we are and have been a party to a number of such matters. These lawsuits and investigations require significant resources from our senior management and can result in material fines, penalties, and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
We are also subject to the Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas, including our restaurants, website, and smartphone applications. We are currently a party to lawsuits in which it is alleged that we were not ADA compliant, and in the past, we have settled various lawsuits related to our alleged ADA non-compliance, which resulted in accommodations to our website, smartphone applications, and physical restaurant locations.

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
Data Privacy and Security

In the ordinary course of our business, we may process personal or other sensitive, proprietary, and confidential information. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer

Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”), consumer health data privacy laws such as Washington state’s My Health My Data Act, the Canadian Personal Information Protection and Electronic Documents Act, Canada’s Anti-Spam Legislation, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) (collectively, “GDPR”), and the Payment Card Industry Data Security Standard (“PCI DSS”). Several states within the United States have enacted or proposed data privacy and security laws. For example, Virginia, Colorado, Connecticut, and Utah have passed comprehensive data privacy and security laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and GDPR are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal data, and to opt out of certain personal information disclosures). Also, the CCPA provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages. In addition, the CPRA expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches that are subject to the CCPA’s private right of action, and establishing the California Privacy Protection Agency to implement and enforce the CCPA.

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
Available Information

Sweetgreen’s Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.sweetgreen.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance guidelines, code of business conduct and ethics and Board committee charters are also posted on the Investor Relations section of the Sweetgreen website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report Sweetgreen files with, or furnishes to, the SEC.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition, and results of operations, and the trading price of our Class A common stock, could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions, and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our common stock.

Risks Related to Our Business, Our Brand, and Our Industry
We operate in a highly competitive industry. If we are not able to compete effectively, it could have an adverse effect on our business, financial condition, and results of operations.
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
As we expand into new geographic markets and further develop our digital channels (including our Owned Digital Channels), we will face competition from these restaurants as well as new competitors that strive to compete with our market segments, particularly as many of our competitors have increased their digital presence over the last few years, including by enabling delivery and take-out through their digital applications. In particular, we will face increasing competition from delivery kitchens, food aggregators, and food delivery marketplaces (such as DoorDash, GrubHub, Uber Eats, ezCater, Sharebite, and others), grocery stores (particularly those that focus on freshly prepared and organic food), and other companies that are enabling the delivery of food to customers, including delivery marketplaces that we partner with to deliver Sweetgreen food to customers. These food delivery marketplaces own the customer data for Sweetgreen orders placed on such marketplaces and may use such customer data to encourage these customers to order from other restaurants on their marketplaces. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.

Any inability to successfully compete with the restaurants or other food companies in our markets and other restaurant segments will place downward pressure on our customer traffic and/or pricing and may prevent us from increasing or sustaining our growth rate or revenue and reaching profitability. Customer tastes, nutritional and dietary trends, methods of ordering, traffic patterns and the type, number, and location of competing restaurants, and ability to timely and effectively deliver food often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, many of our restaurant competitors offer lower-priced menu options, meal packages, loyalty or promotional programs, or offer breakfast, whereas we currently offer only lunch and dinner. Our sales could decline due to changes in popular tastes, “fad” food regimens, and media attention on new restaurants. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu offerings to trends in eating habits. Because of the ample competition in our industry, if our menu does not continue to innovate and provide premier quality food, we may lose customers as a result of a lack of variety or quality. In addition, both fast-food and fast-casual dining segments have implemented and may continue to implement deep discounting strategies to attract customers, which may increase competition or require us to implement discounting strategies to remain competitive. Since August 2022, we have implemented and continue to implement certain cost cutting measures to manage operating expenses at the Sweetgreen Support Center, and we have increased menu prices several times since 2022. These actions were driven by a focus on achieving profitability on an Adjusted EBITDA basis (the “Plan”). We may have to implement additional cost cutting measures or implement additional menu price increases to achieve this goal in future fiscal periods. These cost cutting measures may reduce our ability to compete effectively, which would have an adverse effect on our business, financial condition, and results of operations.
Changes in economic conditions and macroeconomic, geopolitical, and other major events, which may include pandemics and disease outbreaks, drive customer behavior trends, and could have an adverse effect on our business, financial condition, and results of operations.

The restaurant industry depends on customer discretionary spending. The United States has recently been experiencing heightened inflation and economic uncertainty. Going forward, the United States, or one or more of the geographic regions in which we operate, may suffer from depressed economic activity, continued or higher inflation, increased interest rates, recessionary economic cycles, higher fuel or energy costs, low customer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit, or other economic factors that may affect customer discretionary spending and have an adverse effect on our business and financial condition. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, including as a result of inflation. Our sales could decline if customers choose to reduce the amount they spend on meals or choose to spend more on food from lower cost competitors as opposed to ordering from our restaurants. Negative economic conditions might cause customers to make long-term or permanent changes to their discretionary spending behavior, including as it relates to dining out, picking up, or ordering delivery.

Current macroeconomic conditions, such as inflation and high interest rates, increase the risk of a potential recession. These macroeconomic conditions can negatively impact consumer discretionary spend for our products. For example, since 2022 we have seen, and may continue to see, sales growth rates slow, or decrease, which may be attributable to a combination of these macroeconomic conditions and an increase in summer travel and a slower than expected return to office. Negative trends in sales, including as a result of prolonged adverse changes in macroeconomic conditions, have in the past caused us and could cause us in the future to, among other things, further reduce our workforce, reduce the number and frequency of new restaurant openings, close restaurants or delay remodeling our existing restaurants, or recognize further asset impairment charges.

A pandemic or disease outbreak has disrupted, and may in the future disrupt, our business. In the event of a pandemic or disease outbreak, the risk of contracting such disease could cause customers or employees to avoid gathering in public places, which could have adverse effects on our restaurant customer traffic, the ability to adequately staff restaurants, and our Outpost Channel given work-from-home policies and reduced office schedules. Even if a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition, and results of operations. During the COVID-19 pandemic, our in-restaurant foot traffic significantly declined, our Outpost Channel (which is now our Outpost and Catering Channel) significantly diminished, and our Native Delivery and Marketplace Channels significantly increased. Our In-Store Channel has not recovered to pre-pandemic levels, and it is uncertain if it ever will. Both short and long-term customer behavior trends are uncertain for all of our channels and the duration of such trends is unknown. In particular, it is uncertain whether, and how frequently, workers will return to offices in urban centers, such as midtown Manhattan or downtown Chicago, on a consistent basis, and even if they do, whether they will have a more flexible work schedule, which could reduce our revenues at our urban locations. To date, employees have returned to offices at a slower rate than anticipated and many companies have shifted to a fully remote or hybrid workforce. If the shift toward remote work continues and workers do not return to offices in urban centers, or work from those locations less frequently, our business, financial condition, and results of operations could be adversely affected for an uncertain period of time, even if customers otherwise resume pre-pandemic levels of discretionary spending. Additionally, as consumer behavior trends have changed during and following the COVID-19 pandemic, we have seen an increase in summer travel, which has and may continue to impact the demand for our products. As a result of all of these factors, we may change our plans for future restaurant locations.

Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.

One of the key means of achieving our growth strategy for the foreseeable future will be through opening new restaurants and operating those restaurants on a profitable basis. In fiscal year 2024, we had 25 Net New Restaurant Openings, and in fiscal year 2023 we had 35 Net New Restaurant Openings. In the past, we have experienced delays in opening restaurants due to, among other things, supply chain challenges, wage and commodity cost increases as a result of inflation, construction delays, and permitting delays in new developments. Such delays could happen again in future restaurant openings.

Delays or failures in opening new restaurants, or in launching new restaurant formats (including walk-up or drive-thru formats or store formats incorporating automation technology), could cost significant company resources (including lost sales and additional labor and marketing costs) and have an adverse effect on our growth strategy and our business, financial condition, and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base could decline.
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
One of our challenges is locating and securing an adequate supply of suitable new restaurant sites, both in new geographic markets and in our existing geographic markets where we may already be located at the most desirable restaurant sites. Competition for those sites is intense, and other restaurant and retail concepts that compete for those sites may have economic models that permit them to bid more aggressively for sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan or meet our economic objectives in new or existing geographic markets. Our ability to identify, secure, and open new restaurant sites also depends on other factors, including:
•identifying and securing an appropriate site and selecting the best restaurant format for that given site and market (including determining whether to test new restaurant formats, including any formats incorporating automation technology), which requires consideration of the likely effectiveness of our multi-channel approach at the site, the size of the site, traffic patterns, local retail and business attractions and infrastructure that may drive customer traffic and sales, proximity of the site to our existing restaurants, and anticipated commercial, residential and infrastructure development near the site, many of which have become more challenging to analyze due to the uncertainty of other companies’ return-to-office plans in various locations;
•negotiating leases with acceptable terms;
•receiving timely delivery of leased premises to us from our landlords and the punctual commencement of our build-out construction activities;
•obtaining tenant improvement allowances from our landlords;
•analyzing financial conditions affecting developers and potential landlords, such as the ability of landlords and developers to receive development financing, the effects of macro-economic conditions, and the credit market, which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;
•managing construction and development costs of new restaurants, particularly in competitive markets;
•obtaining construction materials and labor at acceptable costs, particularly with the increase in inflation;
•maintaining qualified real estate and construction resources to source and manage construction of new sites;
•securing required governmental approvals, permits and licenses (including construction, certificates of occupancy, and other permits) in a timely manner and responding effectively to any changes in local, state, or federal laws or regulations;

•avoiding the impact of inclement weather, natural disasters and other calamities; and
•identifying, hiring, and training qualified employees in each local market.
Given the numerous factors involved, we may not be able to successfully identify and secure a sufficient number of attractive restaurant sites in existing, adjacent, or new markets, which could have an adverse effect on our business, financial condition, and results of operations. For those locations where we are able to secure an attractive restaurant site, our progress in opening new restaurants may occur at an uneven rate. If we do not open new restaurants in the future according to our current plans, the delay could have an adverse effect on our business, financial condition, and results of operations.
Our expansion into new markets may present increased risks.

We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. In particular, our restaurants have historically been heavily concentrated in large urban areas (such as New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas), and we do not currently have any restaurants in any markets outside of the United States. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, product, hiring and training, occupancy, or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions or customer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets, particularly as we expand outside of large metropolitan areas and into more suburban and residential areas, as well as more diverse geographic markets. We may also need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness and attract new customers, particularly if we don’t have high brand awareness in such markets. In addition, because we try to locally source as many of our food ingredients as practicable, we may have difficulty sourcing our ingredients from local suppliers and distributors that are in close proximity to our new markets and that meet our quality standards and are appropriate for our distribution model and Food Ethos. Because of the local nature of our supply chain, our costs of goods may increase significantly in a new market and supply chain availability may be limited by the climate and the grower network in a specific market. We may find it more difficult in new markets to hire, motivate, and keep qualified employees who share our vision, passion, and culture. We may also incur higher costs from entering new markets if, for example, we assign regional managers to manage comparatively fewer restaurants than in more developed markets, if our local supply chain only supplies ingredients for comparatively fewer restaurants, or if we need to comply with new labor and employment regulations in such market. As a result, these new restaurants may be less successful or may not achieve desired growth rates or sales targets as quickly as our existing restaurants across our multiple channels. We may not be able to successfully develop critical market presence for our brand in new geographical markets as we may be unable to find and secure attractive locations, build name recognition, or attract enough new customers. Inability to fully implement, or failure to successfully execute, our plans to enter new markets could have an adverse effect on our business, financial condition, and results of operations. In the event we expand our operations outside of the United States, any such expansion may require partnering with and becoming reliant upon a third party, via a partnership, licensing agreement, joint venture, or other contractual relationship.

Severe weather conditions or natural disasters may adversely affect our restaurant sales and results of operations, and climate change may further increase these adverse effects.

Food service businesses such as ours can be materially and adversely affected by severe weather conditions or natural disasters, such as severe rain and snow storms, earthquakes, fires, tornadoes, hurricanes, flooding, prolonged drought, protracted heat or cold waves or other natural disasters. Such occurrences have in the past caused and can cause temporary closures of our restaurants, which impacts our sales at those restaurants. Such conditions may also delay construction of our new restaurants, cause damage to our restaurants that require costly repairs, or result in lost products and interruptions in supply. Global climate change has caused, and may continue to cause, more volatile and severe weather and natural disasters, including more severe storms, droughts, hurricanes, tornadoes, fires, and other natural disasters, may cause a rise in temporary or permanent closures of our restaurants, increased damage to those restaurants, and growing construction delays with respect to our new restaurant openings. As an example, in January 2025, fires throughout the Los Angeles region resulted in temporary closures and reduced operating hours for certain of our restaurants in that region. Natural disasters may also have an impact on our stores in both the impacted and surrounding areas beyond the duration of such event due to factors such as ongoing weather conditions, changes in commuting patterns, or workers not returning to offices. Accordingly, volatile weather is likely to adversely affect our business, financial condition, and results of operations. These events are beyond our control and, in many instances, unpredictable.

In addition, adverse weather conditions, particularly in the winter months in some of our largest markets such as New York City, Boston, the Washington, D.C./Virginia/Maryland metropolitan region, and Chicago, or unexpected adverse weather conditions in markets such as Los Angeles, Georgia, Texas, or Florida, may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods, which could have an adverse impact on our revenues. Many of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue. As a result of adverse weather conditions, temporary or prolonged restaurant closures may occur and customer traffic may decline due to the actual or perceived effects of future weather-related events.

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
Further, the customer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics, and geography. The opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at existing restaurants, particularly in markets where we have a highly concentrated number of restaurants, such as New York City, Los Angeles, Boston, Chicago, and the Washington, D.C./Maryland/Virginia metropolitan area. Existing restaurants could also make it more difficult to build our customer base for a new restaurant in the same market. We may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our customers. Sales cannibalization among our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, in particular if the delivery radius of an existing restaurant overlaps with that of a new restaurant, which could, in turn, adversely affect our business, financial condition, and results of operations.
Additionally, our restaurants and locations must be able to support growth of not only our In-Store and Pick-Up Channels, but also, depending on location, orders through our Native Delivery, Outpost and Catering, and Marketplace Channels. While we attempt to select our locations to match our geographic sales channel strategy, we may not be effective in doing so (particularly as a result of the difficulty in forecasting potential changes in customer behavior, such as may be the case with respect to companies’ return-to-office plans following the COVID-19 pandemic), which could lead certain restaurants to be under capacity and other restaurants to be at, or over, capacity. We are developing and implementing store concepts that incorporate our Infinite Kitchen automation technology, and may also prioritize the development, or future development, of new restaurant formats, such as walk-up or drive-thru formats. We do not have significant experience in operating such new restaurant formats (including any store formats incorporating the Infinite Kitchen), and we may not be able to operate them as efficiently as we operate our traditional restaurant formats. We have in the past determined to close certain restaurants due to performance and may do so again in the future, which may adversely affect our business, financial condition, and results of operations.
Our success depends substantially on the value of our brand and failure to preserve its value or changes in customer recognition of our brand, including due to negative publicity, could have a negative impact on our business, financial condition, and results of operations.

We believe we have built an excellent reputation for the quality of our products, our focus on connecting people with real food, delivery of a positive customer experience, and our social impact programs. To be successful in the future, we believe we must preserve, grow, and leverage the value of our brand across all channels.

Brand value is based in part on customer perceptions on a variety of subjective qualities. Business incidents-- whether isolated or recurring and whether originating from us or our business partners, from any of our employees or third-party spokespersons that represent the brand, or even from unrelated food services businesses, if customers associate those businesses with our own operations--that erode customer trust can significantly reduce brand value, potentially trigger boycotts of our restaurants, or result in civil or criminal liability and can have a negative impact on our financial results. Such incidents include actual or perceived breaches of data privacy; claims by current or former employees, particularly claims of discrimination or harassment; controversial social media posts by current or former employees or by other individuals that we work with to market our products; contaminated or unsafe food, including allergens; product recalls; workforce reductions; store employees or other food handlers infected with communicable diseases; failure to follow proper safety protocols; customer complaints; or other potential incidents discussed in this risk factors section.
Customer demand for our products and our reputation could diminish significantly if we, our employees, delivery partners, or other business partners fail to preserve the quality of our products, do not provide orders in a timely fashion, act or are perceived to act in an unethical, illegal, racially biased, unequal, or socially irresponsible manner, including with respect to the sourcing, content, or sale of our products, our employment practices, service and treatment of customers at our restaurants, or the use of customer data for general or direct marketing or other purposes. Additionally, if we fail to comply with laws and regulations, publicly take controversial positions or actions, or fail to deliver a consistently positive customer experience in each of our markets, including by failing to invest in the right balance of wages and benefits to attract and retain employees that represent the brand well, our brand value may be diminished, which could have an adverse effect on our business, financial condition, and results of operations. We have also invested in technology, including our Infinite Kitchen technology, to support our back of house operations and simplify the work of our team members. If our customers react negatively to these operational changes (in particular the use of automation in our restaurants equipped with Infinite Kitchen units), our brand value may be diminished, which could have an adverse effect on our business, financial condition, and results of operations.
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
We cannot guarantee that our internal procedures and training will be fully effective in preventing all food safety issues at our restaurants, including any occurrences of foodborne illnesses as attributable to salmonella, Cyclospora, E. coli, and hepatitis A. Moreover, our internal team may fail to report unsafe or unsanitary conditions in accordance with our internal procedures. The ingredients we handle in our restaurants (such as leafy greens and raw chicken) are among the highest risk foods when it comes to food safety and foodborne illness. In addition, we freshly prepare many of our menu items at our restaurants, which may put us at even greater risk for foodborne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of foodborne illness may also increase whenever our menu items are served outside of our control, including orders through our Pick-Up, Native Delivery, Outpost and Catering, and Marketplace Channels, particularly if such food is not delivered or consumed within the recommended time period. In the event of a potential food safety incident, the protocols and procedures that we have in place, and the public statements we make, to respond to such an incident may not be sufficient and any disruption to these protocols, procedures, and public statements could also adversely impact the safety of our customers and our reputation.
Additionally, we rely on third-party distributors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single restaurant. Some foodborne illness incidents could be caused by third-party distributors, suppliers, or transporters outside of our control (who may provide substitute products, which may not be of equal quality and may cause tracing issues), and we may not have appropriate contractual recourse against such third parties. Further, any insurance maintained by our distributors and/or suppliers may not be sufficient to cover the cost of a potential claim.

New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods may arise, both of which could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our restaurants or markets or related to food products we sell could negatively affect our restaurant revenue nationwide if highly publicized on national media outlets or through social media and could also have a negative impact on our brand, which could be incredibly difficult to restore. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our restaurants. A number of other restaurant chains have experienced incidents related to foodborne illnesses that have had an adverse effect on their brand and operations. In addition, our business may be adversely affected by recalls of products in cases where foodborne illnesses have been detected elsewhere. For example, in fiscal year 2024, certain cucumbers were recalled due to a concern regarding salmonella, which impacted retail and food service channels and lead to the temporary removal of cucumbers from our menu. The occurrence of a foodborne illness incident at one or more of our restaurants, or negative publicity or public speculation about such an incident, even if such publicity or speculation were to prove unfounded, could have an adverse effect on our business, financial condition, and results of operations.
We have incurred significant losses since inception. We expect our operating expenses to increase significantly in the foreseeable future, as we grow our business, increase our new restaurant openings, and invest into new technology, and we may not achieve profitability.

We have incurred significant losses since inception. During fiscal year 2024, we incurred a net loss of $(90.4) million and in fiscal year 2023 we incurred a net loss of $(113.4) million. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future, in particular, as we continue to: open new restaurants within existing and new markets; launch new restaurant formats; offer promotions; invest in our multiple product channels, including our Owned Digital Channels and our Marketplace Channel; expand marketing channels and operations; add new products and offerings; and develop, enhance, or invest in technologies to help grow our business, including our Infinite Kitchen technology and our smartphone application. Additionally, our restaurants require costly ongoing maintenance and renovations, and we expect to retrofit certain of our existing restaurants with the Infinite Kitchen technology. We expect to temporarily close certain of our restaurants while we perform such maintenance, renovations, and retrofits, which is likely to further affect our results of operations. As a result, our net losses may increase while we continue our planned expansion. We will need to generate and sustain increased revenue levels and decrease proportionate expenses in future periods to achieve profitability and, even if we do, we may not be able to maintain or increase profitability. These efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenue sufficiently to offset expenses. We have previously implemented cost cutting measures, including workforce reductions, to offset these pressures. If, as a result of macroeconomic or geopolitical conditions, or as a result of legal regulations, wage rates or costs of goods sold continue to increase, or if consumer demand softens, we may have to implement additional cost cutting measures in order to achieve profitability, and such measures may or may not be successful.

Many of our efforts to generate revenue, particularly our investment in our Native Delivery, Outpost and Catering, and Marketplace Channels are unproven, and any failure to adequately increase revenue or contain the related costs could prevent us from attaining or increasing profitability, particularly if these channels are not as successful as we forecast. For example, orders through our Native Delivery, Outpost and Catering, and Marketplace Channels are susceptible to delivery delays, or orders being cancelled by couriers, which are largely as a result of our reliance on third-party fulfillment services and are outside of our control. Additionally, due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party delivery fees in order to fulfill deliveries, sales through these channels have historically had lower margins than our In-Store and Pick-Up Channels, particularly in California. If we are unable to operate our Native Delivery, Outpost and Catering, and Marketplace Channels effectively and achieve scale, or if these lower margin channels increase as a total percent of company sales relative to higher margin ordering channels, we may not be able to achieve profitability in the near term or at all.

If we are not able to build, deploy, and maintain our proprietary kitchen automation technology, known as the Infinite Kitchen, in a timely and cost-effective manner, our growth plan, financial condition, and results of operations could be adversely affected.

In 2021, we acquired Spyce primarily to further develop and deploy Spyce’s kitchen automation technology, which we refer to as the Infinite Kitchen. In fiscal year 2023, we deployed Infinite Kitchen units in two of our restaurants, and in fiscal year 2024 we deployed an additional 10 units in our restaurants. We expect to deploy additional Infinite Kitchen units in new and existing Sweetgreen restaurants. Our operations in restaurants that use the Infinite Kitchen heavily depend on the seamless functioning of those systems. Any technical malfunctions, software glitches, hardware failures, or other disruptions to the operations of the Infinite Kitchen could result in reduced efficiency, dissatisfaction amongst our customers, physical harm to our customers or employees, harm to our reputation, food loss and its associated costs, and revenue loss. A significant and continuing malfunction or failure of, or a safety concern with respect to, one or more Infinite Kitchen units may require us to close the stores containing those units, and we may not be able to repair those units and reopen those stores in a timely manner or at all. We have limited operating experience with the Infinite Kitchen technology so as to determine its reliability, and we have limited experience conducting maintenance activities and repairs with respect to this technology. Any store closures caused by the significant malfunction or failure of, or a safety concern with respect to, one or more Infinite Kitchen units could have an adverse effect on our business, financial condition, and results of operations.

Our growth plan contemplates the deployment of additional Infinite Kitchen units in new and existing Sweetgreen restaurants. We may be unable to manufacture and deploy Infinite Kitchen units in the time, and in the quantity, necessary to meet that growth plan. We rely on third party vendors and suppliers for the manufacture of Infinite Kitchen units. Any issues with these vendors and suppliers, such as supply chain disruptions, contractual disputes, or business continuity issues, could adversely affect our ability to manufacture and deploy Infinite Kitchen units in a timely manner or at all. Further, the costs associated with Infinite Kitchen technology components, and the manufacturing and assembly thereof, may increase in the future, including but not limited to as a result of any new or increased taxes, tariffs, or duties that the United States government may impose upon the importation of those components from non-U.S. countries. We currently import certain components of our infinite kitchen units from China, and we expect the cost of such components to increase as a result of the additional tariff of 10% on all imports from China imposed by the United States government, effective February 4, 2025. Any such cost increases may cause the manufacture and deployment of additional Infinite Kitchen units to become cost-prohibitive for our business. If we fail to manufacture and deploy Infinite Kitchen units in a timely manner, we may cause delays in the opening of new restaurants that are designed for those units, which may result in delays in the realization of revenue from those new restaurants, a failure to achieve our growth plan, and adverse impact on our financial condition and results of operations.

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
We rely on our restaurant-level employees to consistently provide high-quality food and positive experiences to our customers, which we refer to as the “sweet touch.” In addition, our ability to continue to open new restaurants depends on our ability to recruit, train, and retain high-quality restaurant team members to manage, lead, and work in our restaurants. Maintaining appropriate staffing in our existing restaurants and hiring and training staff for our new restaurants requires precise workforce planning, which has become more complex due to laws related to wage and hour violations or predictive scheduling (“fair workweek”) in many of our markets and New York City’s “just cause” termination legislation applicable to our industry, which went into effect in July 2021. Additionally, while our employee turnover rate has recently decreased, historically we had high turnover rates. We believe our high turnover rate was caused by a number of factors, including that our restaurants tend to be very busy during peak lunch and dinner hours, and that our restaurant employees perform a significant amount of prep work in our restaurants. We have taken, and will continue to take, a number of steps in order to reduce our turnover, but we cannot be certain that our turnover rates will continue to decrease, and they may instead increase in the future. If we fail to appropriately plan our workforce and/or fail to reduce our turnover at our restaurants, it could adversely impact guest satisfaction, operational efficiency, and restaurant profitability.

Moreover, to optimize our organizational structure, we have undergone reductions in the workforce at our Sweetgreen Support Center, including in the third quarter of fiscal year 2022, and we may in the future implement other reductions in our workforce or restructurings. Any reduction in our workforce or restructuring may yield unintended consequences and costs, such as attrition beyond the intended reduction, delay in development of critical technology or business optimization programs due to gaps in knowledge transfer and new employee ramp up time, the distraction of employees, and reduced employee morale, and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in workforce. If we fail to recruit and retain restaurant team members or corporate employees in a timely or efficient manner or experience higher employee turnover levels in either our restaurants or Sweetgreen Support Center, our ability to open new restaurants and grow sales at existing restaurants may be adversely affected, and we may experience higher than projected labor costs and otherwise impact our Restaurant Level Profit Margin.
Increases in labor costs, labor shortages, and any difficulties in attracting, motivating, and retaining well-qualified employees, as well as any unionization or attempt to unionize at any of our restaurants, could have an adverse effect on our business, financial condition, and results of operations.

Labor is a significant component in the cost of operating our restaurants. We may experience increased labor costs because of increased competition for employees and inflation, higher employee turnover rates, inefficiency in scheduling our employees, increases in the federal, state, or local minimum wage, or increases in other employee benefits costs (including costs associated with health insurance coverage). If we experience increased labor costs, our operating expenses would increase and our growth could be negatively impacted. For example, as of April 1, 2024, the State of California increased its minimum wage for certain restaurant chains, including Sweetgreen, to $20.00 per hour, and a state-appointed council may further increase this minimum wage annually. We have, and in the future we may seek to, offset the increased labor costs from this legislation by increasing our menu prices, but our customers may be unwilling to pay higher prices in the future. If we are unable to offset any further increases in our labor costs by increasing our menu prices, this legislation may negatively impact our Restaurant Level Profit Margin.

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
Although none of our employees are currently covered under collective bargaining agreements, if any of our restaurants were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition, and results of operations, and lead to significant management distraction. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations, and reduce our revenue, and the resolution of any such disputes may increase our costs. If we are unable to continue to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected.
If we are unable to introduce new or upgraded products, menu items, services, channels, technology or features that our customers recognize as valuable, we may fail to retain existing customers and attract additional customers. Our efforts to develop new and upgraded products, menu items, services, channels, technology, and features could require us to incur significant costs.

To continue to attract and retain customers, we will need to continue to invest in the development of new products, menu items, services, channels, technology, and features that add value for customers, and that differentiate us from our competitors. For example, in fiscal year 2023, we deployed Infinite Kitchen units in two restaurants to allow us to serve our food with even better quality, consistency, and efficiency in our restaurants, and we deployed Infinite Kitchen units in an additional ten restaurants in fiscal year 2024. Also in fiscal year 2024, we added steak to our menu. Additionally, we frequently launch seasonal and limited time offers, as well as digital exclusive items and new menu collections, to attract and retain customers. In fiscal year 2024, we reduced the frequency of seasonal and limited time offers. The success of such new products, menu items, services, channels, technology, and features depend on several factors, including the timely completion, introduction, and market acceptance of such things. If our customers do not recognize the value of our new products, menu items, services, channels, technology, or features, they may choose not to continue to purchase products from us, or may reduce the size or frequency of their purchases, which could have an adverse effect on our business, financial condition, and results of operations.
Developing and delivering these new or upgraded products, menu items, services, channels, technology or features may increase our expenses, as the process may be costly and we may experience difficulties in developing and delivering these new or upgraded offerings, which may prevent us from achieving or maintaining profitability. Moreover, any such new or upgraded products, menu items, services, channels, technology, or features may not work as intended, provide the intended level of functionality, or provide the intended value to our customers. In particular, our planned investment in developing, deploying, and maintaining our Infinite Kitchen technology could cost more and could take longer to develop or deploy than we initially expect. Efforts to enhance and improve the ease of use, responsiveness, functionality, and features of our existing websites and applications have inherent risks, and we may not be able to manage these product developments and enhancements successfully. If we are unable to continue to develop new or upgraded products, menu items, services, channels, technology, or features, our customers may choose not to order through certain of our channels or at all, and instead order from other restaurants or delivery marketplaces, which could have an adverse effect on our business, financial condition, and results operations. Our competitors may have larger or more experienced engineering teams as well as more resources to dedicate to developing or upgrading their digital ordering platforms including via third-party engineering partners, which may make such competitors’ products or services more attractive to customers.
We may choose to license or otherwise integrate applications, content, and data from third parties into our online and mobile ordering platforms. The introduction of these improvements imposes costs on our business, requires the use of our resources, and makes us reliant on third parties who may have different objectives than we do. For example, certain third-party software integrated into our applications may not prioritize features that we otherwise view as critical to improving our overall technology. We may be unable to continue to access these technologies and content on commercially reasonable terms, or at all.
Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from our suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, our inability to accurately forecast our supply needs, problems in production or distribution, food contamination, inclement weather, or other conditions could adversely affect the availability and cost of food and supplies or the quality of our ingredients (including requiring distributors to provide substitute products, which may not be of equal quality), which could harm our operations and expose us to risk. We have a localized set of suppliers, and often rely on a single regional distributor for our produce items and another single regional distributor for grocery products in each geographical market where we operate, which may make our supply chain inherently more difficult to manage than if we partnered with national distributors, which is the approach of many of our competitors. In addition, we partner with farmers and suppliers of various sophistication, and certain of those farmers and suppliers may that have low inventory levels and limited ability to mitigate any supply disruptions that they experience, which may place our business at risk. This may further limit our ability to grow and scale and, in some situations, to serve our customers on a daily basis. Additionally, our farmers may not maintain food safety certifications, which may increase our risk in the event of a food safety incident.

We have developed a process to monitor food safety certifications and standards of our farmers and we do not generally source products from farmers that do not have a comprehensive a food safety plan. We periodically audit our farmers’ compliance with our food safety and other standards, and in the event of material noncompliance with our standards (which occurred with one of our leafy greens suppliers in fiscal year 2024 and with one of our pickle suppliers in fiscal year 2023), our policy is to pause our relationship with such farmer until they become compliant.

Any increase in the prices, or lack of availability, of the food products most critical to our menu, whether due to natural forces like weather or climate change, other companies offering more competitive terms to our suppliers, inflation, animal diseases, increased labor costs for our suppliers, or other reasons could have an adverse effect on our business, financial condition, and results of operations. For example, in fiscal year 2024, avian influenza outbreaks disrupted our supply of chicken and eggs in certain of our geographic regions, resulting in shortages and higher prices. United States’ immigration laws are currently a topic of considerable political focus, and U.S. Immigration and Customs Enforcement (ICE) recently intensified certain of its immigration enforcement efforts. If any of our suppliers rely upon labor from undocumented immigrants, then changes in immigration or work authorization laws or additional enforcement activities of existing immigration or work authorization laws by federal or state authorities could increase those suppliers’ labor costs, increase the prices, and limit the availability of the food products that we purchase from those suppliers. Additionally, the markets for some of the ingredients we use, such as avocados, are particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, food safety concerns, product recalls, government regulations, and international trade barriers. Further, the implementation of tariffs could impact the cost of many of our ingredients. Material increases in the prices or decreased availability of the ingredients most critical to our menu could adversely affect our business, financial condition, and results of operations or cause us to consider changes to our product delivery strategy or adjustments to our menu pricing.
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

In the past, we experienced supply chain disruptions for our bowls and plates, which resulted in the use of alternative packaging solutions. Additionally, our bowls and plates are produced outside the United States, and may be subject to new or increased taxes, tariffs, or duties in connection with the importation of those items into the United States. Any such new or increased taxes, tariffs, or duties may significantly increase the price that we must pay for such items. We are also in the process of transitioning the production of our bowls and plates to a new supplier, which could result in additional costs or delays in acquiring the products. If we experience supply chain disruptions or higher costs for our bowls and plates, we may be unable to identify and secure alternative packaging solutions acceptable to our customers in a timely manner and on commercially reasonable terms, which may result in customer dissatisfaction and store closures and could adversely affect our business, financial condition, and results of operations (including, in particular our Restaurant Level Profit Margin).

If any of our distributors or suppliers performs inadequately or is unable to grow and scale with our business, or if our distribution or supply relationships are disrupted for any reason, there could be an adverse effect on our business, financial condition, and results of operations. Currently, we typically have shorter-term contracts for the purchase or distribution of most of our food products and supplies. As a result, we may see certain of our food or supply costs increase with limited or no notice, and we may not be able to anticipate or react to such increases by adjusting our purchasing practices or menu prices, which could cause our results of operations to deteriorate. When we have fixed-price agreements in place for particular ingredients or supply chain services, the durations of those agreements typically range from three months to multiple years, depending on our strategy and the pricing outlook with respect to that particular ingredient or service. In some cases, we have minimum purchase obligations.

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

As we expand into new markets, because of our commitment to our Food Ethos, we may be unable to find vendors to meet our supply specifications or service needs as we expand. We could likewise encounter supply shortages and incur higher costs to secure adequate supplies, which would have an adverse effect on our business, financial condition, and results of operations. For example, during the fourth fiscal quarter of 2024, as a result of extreme weather conditions, we experienced supply chain disruptions for tomatoes and cucumbers, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographic markets. In the event of such shortages in the future, there can be no assurance that we will be able to identify or negotiate additional or alternative sources on terms that are commercially reasonable to us, if at all. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have an adverse impact on our results of operations. Similarly, if we are unable to accurately forecast demand, we may end up with overages of custom and/or perishable products, which may result in food waste and in us paying suppliers or farmers for products that we do not end up using.

Changes to U.S. trade policy, including the imposition of tariffs, may have an adverse effect on our business, financial condition, and results of operations.

Changes in U.S. international trade policies, including the imposition of tariffs, could cause an increase in the costs of the ingredients and equipment used within our restaurants. The U.S. government has previously implemented tariffs on, for example, specified products imported into the U.S. from China, and on February 1, 2025 announced the implementation of an additional 10% tariff on imports from China. Certain components used in our Infinite Kitchens are manufactured in China. On February 1, 2025, the U.S. government also announced 25% tariffs on a variety of goods from Canada and Mexico, but the implementation of such tariffs has been paused until March 4, 2025. We source a limited number of ingredients produced outside the United States, including Mexico, and we anticipate that any such tariffs may cause the price for similar domestic ingredients to increase. There is currently significant uncertainty with respect to future trade regulations, including the imposition by the U.S. of additional tariffs and penalties on products from non-U.S. countries. The U.S. government may impose additional tariffs or other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs or other trade restrictions. Further, these tariffs could cause a general increase in the price of items we purchase within the United States and could increase the construction and building material costs associated with the construction of our new restaurants and renovations of existing restaurants. If we are unable to mitigate the full impact of the proposed tariffs or if there is a further escalation of existing tariffs or new tariffs are imposed, costs on a significant portion of our ingredients and equipment, as well as the costs of opening new restaurants and renovating existing restaurants, may increase and our financial results may be negatively affected.

Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.

We use various third-party vendors to provide, support and maintain most of our management information systems and technology, including key elements of our applications, and we also outsource certain accounting, payroll and human resource functions to business process service providers. We also use third-party vendors for delivery and customer account management. The failure of any of these vendors to fulfill their obligations could disrupt our operations. For example, we use DoorDash as our preferred third-party delivery partner to power our Native Delivery Channel, and if DoorDash or any future third-party delivery partner fails to fulfill its obligations or delivers unsatisfactory delivery service, for instance, by delivering orders late, by not having sufficient couriers to fulfill our orders, or by having a system outage, we will not be able to provide the proper delivery services to our customers through our Native Delivery Channel application, which is likely to lead to customer dissatisfaction and higher refunds or credits. We, and many of our third-party vendors, also rely on Amazon Web Services to operate our digital channels, and in the fourth quarter of fiscal year 2021, Amazon Web Services had an outage that disabled all of our digital channels for nearly an entire day, having a material impact on our business. Additionally, beginning in the fourth fiscal quarter of 2023, we started using technology from Stripe for account management for customers who have signed up on our smartphone application, including processing payments through our smartphone application. If Stripe, or any future third-party payment processing or account management partner, experiences any significant downtime, is unable to provide certain of its services or has a data security incident, it could have an adverse effect on our business, financial condition, and results of operations. Additionally, any changes we may make to the services we obtain from our vendors, or from any new vendors we employ, may disrupt our operations. These disruptions could have an adverse effect on our business, financial condition, and results of operations.

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

Our success depends in large part on our ability to persuade customers that food made with higher-quality, locally sourced ingredients is worth the prices they will pay at our restaurants relative to prices offered by some of our competitors. We may not successfully educate customers about the quality of our food, and customers may not care even if they do understand our approach. That could require us to increase our pricing, or change our advertising or promotional strategies, which could adversely affect our business, financial condition, and results of operations or the brand identity that we have tried to create. We have increased our pricing several times in the past few years (including in fiscal years 2024 and 2023) and may increase prices further in the future due to the increased costs of labor or ingredients or other factors, which could negatively affect the loyalty of our existing customers and cause them to reduce their spending with us or impact our ability to acquire new customers, particularly as we expand our footprint into new geographies where customers might have greater price sensitivity. If customers are not persuaded that we offer good value for their money, we may not be able to grow or maintain our customer base, which would have an adverse effect on our business, financial condition, and results of operations.

Macroeconomic conditions, such as inflation and higher interest rates, which we expect to continue to be challenging in fiscal year 2025, increase the risk of a potential economic downturn. An economic downturn would negatively impact consumers’ discretionary spending, which is likely to reduce our sales. Additionally, as a result of inflation, we experienced an increase in wage rates and costs of goods sold during fiscal year 2024 and continuing into fiscal year 2025, which has had a negative impact on our Restaurant Level Profit. In order to mitigate these risks, we have gradually increased menu prices or other customer fees and have implemented and may in the future have to implement additional cost-cutting measures, as described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.
Changes in commodity and other operating costs, particularly due to climate change, could adversely affect our results of operations.

The profitability of our restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities, and other operating costs. Additionally, prices in certain of the commodity markets, including markets for key items, such as chicken, kale, and avocado, will likely continue to increase over time and may also become volatile due to climate conditions, disease outbreaks, and other macroeconomic and geopolitical conditions, all of which are beyond our control and, in many instances, extreme and unpredictable (such as more frequent and/or severe fires and hurricanes). We can only partially address future price risk due to climate change through hedging and other activities, and therefore increases in commodity costs, particularly due to climate change, could have an adverse impact on our ability to achieve or maintain profitability. The profitability of our restaurants is also adversely affected by increases in the price of utilities, such as natural gas, electricity, and water, whether as a result of inflation, shortages, interruptions in supply, or otherwise. There can be no assurance that future cost increases can be offset by increased menu prices or that current or future menu prices will be fully absorbed by our guests without any resulting change to their demand for our products. In addition, there can be no assurance that we will generate revenue growth in an amount sufficient to offset inflationary or other cost pressures, particularly in light of the high rates of inflation in recent years.

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
We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate, and retain highly skilled personnel could have an adverse effect on our business, financial condition, and results of operations.
Our success depends largely upon the continued services of our key executives, and, to date, we have not implemented a robust succession plan in the event of any key executive departures. We also rely on our leadership team in setting our strategic direction and culture, operating our business, identifying, recruiting, and training key personnel, identifying expansion opportunities, arranging necessary financing, and general and administrative functions.

We had significant changes in our executive management team during our 2023 and 2024 fiscal years, and, from time to time, we may experience additional changes in our executive management team resulting from the hiring or departure of executives. While we seek to manage these transitions carefully, these and any other such changes may result in a loss of institutional knowledge and cause disruptions to our business. The loss of one or more of our executive officers or other key employees could seriously harm our ability to successfully implement our business strategy and could impede the achievement of our growth objectives, including with respect to scaling the number of our restaurants and expansion into new markets and restaurant formats, improving our operations, advancing technological developments of our website and mobile application, and further developing, building, deploying, and maintaining our Infinite Kitchen units, which would have an adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must identify, hire, and retain highly skilled personnel. In particular, in connection with increasing our deployment of Infinite Kitchen units as well as our expansion into new revenue channels and new restaurant formats that rely on online ordering platforms and focus on the digital customer, such as our Native Delivery, Outpost and Catering, and Marketplace Channels, we must identify, hire and retain highly skilled engineers and technical personnel, the hiring of which is competitive, and for which we may not be successful. We have previously implemented workforce reductions, and we may take similar actions in the future. Failure to retain or identify, hire, and motivate necessary key personnel could have an adverse effect on our business, financial condition, and results of operations.
Failure to maintain our corporate culture could have an adverse effect on our business, financial condition, and results of operations.

We believe that a critical component of our success has been our corporate culture and the internal advancement of our corporate values. We have invested substantial time and resources in building our team, both at our Sweetgreen Support Center and within our restaurants. In the future, we may find it difficult to maintain the innovation, teamwork, passion, and focus on execution that we believe are important aspects of our corporate culture. For example, we have previously implemented workforce reductions, and these actions have negatively impacted and may continue to negatively impact our corporate culture and company morale. We may implement additional workforce reductions in the future, which could have a negative impact on our brand, corporate culture, and company morale.

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

We incur significant costs and expend other resources in our marketing efforts to attract and retain customers. Our strategy includes public relations, digital and social media, targeted promotions (including reduced delivery fees), and in-store messaging, which require less marketing spend as compared to traditional marketing programs. As the number of restaurants increases, as our Native Delivery, Outpost and Catering, and Marketplace Channels expand, and as we grow into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our company. Further, changes in customers’ expectations of privacy and limits to our ability to track users of our mobile application for advertising purposes, such as resulting from Apple’s requirement for iOS mobile applications to obtain a user’s opt-in consent before tracking them for advertising purposes, could decrease the effectiveness of our current marketing strategies and increase our marketing costs, as we may not be able to efficiently use targeted advertisements and may need to increase our marketing expenditures to maintain our current level of customer acquisition. We rely heavily on social media for many of our marketing efforts. If customer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs. Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Many factors, including operating costs, constraints, or changes and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. Further, our customers’ price sensitivity may vary by geographic location and, as we expand, our marketing strategies or pricing methodologies may not enable us to compete effectively in these locations. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, if our marketing strategies or pricing methodologies change, or should our marketing strategies or pricing methodologies be less effective than those of our competitors, it could result in an adverse effect on our business, financial condition, and results of operations.

New information or attitudes regarding diet and health could result in changes in regulations and customer consumption habits, which could have an adverse effect on our business, financial condition, and results of operations.
Regulations and customer eating habits may change as a result of new information or attitudes regarding diet and health. For example, a growing number of people are consuming higher protein meals. Such changes may include responses to scientific studies on the health effects of particular food items or federal, state, and local regulations that impact the ingredients and nutritional content of the food and beverages that restaurants are able to offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any customer attitudes or health regulations and our ability to adapt our menu offerings to trends in food consumption, especially fast-moving trends. If food-related health regulations or customer eating habits change significantly, we may choose or be required to modify or delete certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. Changes in customer eating habits can occur rapidly, often in response to published research or study information, which puts additional pressure on us to adapt quickly. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings in an efficient manner, it could adversely affect customer demand and have an adverse impact on our business, financial condition, and results of operations.

Government regulation and customer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional and other content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients, food content, and menu offerings. A number of counties, cities and states, including California, have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to customers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants, which laws may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. These labeling laws may change customer consumption habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our menu offerings and adversely affect our business, financial condition, and results of operations.
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

There has been increasing public focus by investors, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and food sourcing management. Through our mission, we have committed to supporting small and mid-size growers who are farming sustainably, to creating transparency around what’s in our food and where it came from, and to creating more accessibility to healthy, real food for more people. Any environmental, social, and governance initiatives we may pursue, could be costly to implement, and we may not be successful.

If we are not effective in addressing environmental, social, and other governance matters affecting our industry, setting and meeting relevant environmental, social, or governance goals, or fulfilling our mission or sustainability plans, our brand image may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition. Conversely, maintaining focus on our environmental sustainability goals may also expose us to scrutiny from members of the investment community or enforcement authorities who may disagree with aspects of our approach to such matters.

We may require additional capital to support business growth, and this capital might not be available on reasonable terms or at all.

We intend to continue to make significant investments to support our business growth, including with respect to investments in expansion of our restaurant footprint and our multiple distribution channels, the introduction of new store formats, and the development of technology to enhance our operating efficiency, each of which might require additional funds to respond to business challenges or opportunities. For example, we may need to open additional restaurants, develop new products and menu items or enhance our products and menu items, and enhance our operating infrastructure. In particular, the continued development of our Infinite Kitchen technology could cost more than we currently expect. Additionally, if our operating losses continue or grow, we may need to raise additional capital. Accordingly, we might need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions or disruptions to, or volatility in, the credit or financial markets in the United States or worldwide. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
We operate our restaurants and corporate headquarters in leased properties subject to long-term, non-cancelable leases. If we are unable to secure new leases on favorable terms, terminate unfavorable leases, or renew or extend favorable leases, our profitability may suffer.

We operate our restaurants in leased facilities. Payments under our restaurant leases account for a significant portion of our operating expenses, and we expect that most of the new restaurants we open in the future will also be leased. It is becoming increasingly challenging to locate and secure favorable lease facilities for new restaurants as competition for restaurant sites in our target markets is intense. Development and leasing costs are increasing, particularly for urban locations. These factors could negatively impact our ability to manage our occupancy costs, which may adversely impact our profitability. In addition, any of these factors may be exacerbated by economic factors, which may result in an increased demand for developers and contractors that could drive up our construction and leasing costs. Also, as we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base is declining and is likely to continue to decline, making it increasingly difficult to achieve levels of sales and profitability growth that we achieved in prior years.

We are obligated under long-term, non-cancelable leases for all of our restaurants and both phases of our Sweetgreen Support Center. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges, and other operating costs. Certain of our restaurant leases also provide for contingent rental payments based on sales thresholds. Additional sites that we lease are likely to be subject to similar long-term, non-cancelable leases. If an existing or future restaurant is not profitable and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease (or negotiate a buyout with the landlord) including, among other things, paying the base rent for the balance of the lease term. For example, in 2022, we vacated the premises for the former Sweetgreen Support Center and moved to a smaller office space adjacent to its existing location, and in connection with which we incurred $2.3 million and $7.4 million of restructuring expense during fiscal year 2024 and 2023, respectively. To date, we have been unsuccessful in subleasing our vacated former Sweetgreen Support Center, and it is unknown if we will be successful in doing so and, if so, on what commercial terms.

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
A significant portion of our restaurants are located in densely populated urban locations, such as midtown New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas. For fiscal years 2024 and 2023, approximately 25% and 28%, respectively, of our revenue was generated from our restaurants located in the New York City metropolitan area. As a result, adverse economic or other conditions in any of these areas could have an adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our restaurants in these areas could have an adverse effect on our overall business and operations.

As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions or other circumstances in each of these densely populated urban areas, and any regional occurrences in the markets in which we operate, such as local strikes, terrorist attacks, increases in energy prices, health-related incidents, adverse weather conditions, tornadoes, earthquakes, storms, hurricanes, floods, droughts, fires, or other natural or man-made disasters, could have an adverse effect on our business, financial condition, and results of operations. As an example, in January 2025, fires in the Los Angeles region caused the closure of, and reduced operating hours for, several of our restaurants in that region, which had an adverse impact on our restaurant revenues and profitability. Any short-term or long-term shifts in the travel patterns of customers away from densely populated urban areas could have an adverse impact on our future results of operations in these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key markets would adversely affect our business, financial condition, and results of operations to a much greater degree than would the occurrence of such events in other areas. In addition, any changes to local laws or regulations within these key metropolitan markets that affect our ability to operate or increase our operating expenses in these markets would have an adverse effect on our business.
Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our results of operations and expansion prospects.
We have in the past and may in the future make acquisitions of other companies, technologies, or products. Competition within our industry for acquisitions of businesses, technologies in areas such as automation and logistics (such as our acquisition of Spyce), and assets (including retail spaces) may become intense, and we have limited experience in acquisitions. As such, even if we are able to identify a target for acquisition, we may not be able to complete the acquisition on commercially reasonable terms, or such target may be acquired by another company including, potentially, one of our competitors. Negotiations for such potential acquisitions may result in diversion of management time and significant out-of-pocket costs. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers, employees, or investors or result in the incurrence of significant other liabilities. We may expend significant cash or incur substantial debt to finance such acquisitions, which indebtedness may restrict our business or require the use of available cash to make interest and principal payments. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which may result in further dilution of our existing stockholders. For example, we spent significant time and resources and issued a significant amount of equity securities to acquire Spyce, and have spent and expect to continue to spend significant additional resources on developing Spyce’s automation technology and integrating the Spyce technology into our restaurants, and doing so may take more time or use more resources, than we expect, and we may not be successful in realizing our goals in the transaction. Additionally, the time and resources we spend toward developing Spyce’s automation technology and integrating the Spyce technology into our restaurants may be a significant distraction in successfully growing the rest of our business. If we fail to evaluate and execute acquisitions successfully or fail to successfully address any of these risks, our results of operations and expansion prospects may be harmed.

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
Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state, and local labor and employment laws (such as predictive scheduling laws, various wage & hour laws, laws governing the employment of minors, leave laws, termination laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees in our restaurants or in the Sweetgreen Support Center, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination, and similar matters. We are currently a party to such matters, and we have been a party to a number of such matters in the past. These lawsuits and investigations require significant resources from our senior management and can result in fines, penalties, and/or settlements, some or all of which may not be covered by insurance. These lawsuits and investigations can also result in significant remediation efforts that may be costly and time consuming, and which we may not implement effectively. We have made payments to settle these types of lawsuits and/or investigations in the past, and current and additional lawsuits or investigations could have an adverse effect on our business, brand and reputation, financial condition, and results of operations. Additional federal, state, and local proposals related to leave or similar matters, could, if implemented, also have an adverse effect on our business, financial condition, and results of operations.
We are also subject to the Americans with Disabilities Act (the “ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas, including our restaurants, websites, and smartphone applications. In the past, we have settled various lawsuits related to our alleged ADA non-compliance, which resulted in accommodations to our website, smartphone applications, and physical restaurants. We are currently engaged in ADA-related litigation, and we may face additional litigation in the future. We may have to further modify our websites or other digital platforms (including any digital kiosks that we may implement in our restaurants) or our restaurants by adding access ramps or redesigning certain interior or exterior layouts or architectural fixtures to provide service to or make reasonable accommodations for disabled persons. The expenses associated with these modifications could be material, and there is no guarantee that we will be able to adjust our business practices appropriately to limit additional claims in the future.
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
Various federal, state, and labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, predictive scheduling, wage and hour requirements, unemployment tax rates, workers’ compensation rates, immigration status, laws governing the employment of minors, and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have an adverse effect on our business, financial condition, and results of operations:
•predictive scheduling;
•minimum wages;
•mandatory health benefits;
•paid leave;
•vacation accruals;
•termination requirements;
•tipping;
•employment of minors;
•I-9 compliance; and
•tax reporting.
Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We incur legal costs to defend, and we could suffer losses from, litigation and disputes regarding these and similar laws and regulations, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate and the federal government have, from time to time, enacted minimum wage increases, changes to eligibility for overtime pay, paid leave, mandatory vacation accruals, and similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.
For example, several jurisdictions in which we operate, including but not limited to New York City, Philadelphia, Chicago, Seattle, and San Francisco, have implemented fair workweek legislation, which impose complex requirements related to scheduling for certain restaurant and retail employees that are often difficult to comply with, and the regulations with respect to such requirements have changed and may continue to change from time to time. We are currently under investigation by the NYC Department of Consumer and Worker Protection for fair workweek violations for one of our New York City locations, and we may in the future be subject to similar investigations in New York City or other locations. Other jurisdictions where we operate are considering enacting similar legislation. In addition, New York City implemented “just cause” termination legislation as part of its fair workweek legislation in July 2021. This law restricts fast food restaurant companies’ ability to terminate employees unless they can prove “just cause” or a “bona fide economic reason” for the termination. All of these regulations impose additional obligations on us and could increase our costs of doing business and cause us to make changes to our business model. Our failure to comply with any of these laws and regulations could lead to higher employee turnover and negative publicity, and subject us to penalties and other legal liabilities, which could adversely affect our business and results of operations and potentially cause us to close some restaurants in these jurisdictions.

In addition, a significant number of our restaurant employees are paid at rates impacted by the applicable minimum wage. To the extent implemented, federal, state, and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. For example, as of April 1, 2024, the State of California increased its minimum wage for certain restaurant chains, including Sweetgreen, to $20.00 per hour. A state-appointed council may increase this minimum wage annually. Moreover, municipalities may set minimum wages above the applicable state standards, including in the municipalities in which we operate. As more jurisdictions implement minimum wage increases, we expect our labor costs will continue to increase. Our ability to respond to minimum wage increases by increasing menu prices or other customer facing fees, such as delivery or service fees, depends on willingness of our guests to pay the higher prices and our perceived value relative to competitors. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards, and compliance costs, which could result in higher costs for goods and services supplied to us. Any increase in the labor costs of our business may have an adverse effect on our results of operations.
We have been and will likely continue to be party to litigation that could distract management, increase our expenses, and subject us to monetary damages or other remedies.
We have been in the past and are currently subject to a number of claims from our employees alleging violations of federal and state law regarding workplace and employment matters, including off-the-clock work (including meal and rest break compliance), predictive scheduling, equal employment opportunity, harassment, discrimination, failure to pay timely wages, employee misclassification, retaliation, wrongful termination, and similar matters. We are party to class action and Private Attorney General Act (“PAGA”) litigations regarding certain of these claims, and could become subject to additional class action litigation or other lawsuits related to these or different matters in the future. We may not have valid arbitration agreements with all current or former employees, and the arbitration agreements that are in place may not protect us from certain claims in certain states (including PAGA actions in California). Customers have filed complaints and lawsuits against us alleging we caused an illness or injury they suffered at or after a visit to our restaurants or that we have problems with food quality or operations. Certain of those lawsuits are ongoing, and additional complaints and lawsuits with such allegations may occur in the future. Additionally, because we do not perform background checks on all employees, we have been and may in the future be exposed to certain risks, including allegations of negligence in our hiring practices, as well as needing to terminate existing employees who do not pass any background check that we may conduct after an employee has been hired. Regardless of whether any claims against us are valid, or whether we are ultimately held liable, claims may be expensive to defend, may divert time and money away from our operations, and hurt our performance. A judgment in excess of, or that is excluded from, our insurance coverage for any claims could adversely affect our financial condition and results of operations. Any adverse publicity resulting from these allegations, regardless of whether any claims against us are valid, may also adversely affect our reputation, which in turn could have an adverse effect on our business, financial condition, and results of operations.
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
The restaurant industry is subject to various federal, state, and local government regulations, including those relating to design and construction of restaurants and the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. For example, during the COVID-19 pandemic, the timeline for obtaining licenses and permits increased significantly. The failure to obtain and properly maintain and comply with these licenses, permits, and approvals in a timely manner could have an adverse effect on our business, financial condition, and results of operations. Typically, licenses must be renewed annually and may be revoked, suspended, or denied renewal for cause or we could be subject to fines or temporary restaurant closures at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses and approvals could adversely affect our existing restaurants and delay or result in our decision to cancel the opening of new restaurants. Any failure to maintain such licenses could have an adverse effect on our business, brand and reputation, financial condition, and results of operations.

Failure to comply with immigration laws, or changes thereto, may increase the operating costs of our business.
Although we have policies requiring that all workers provide us with government-specified documentation evidencing their employment eligibility on their first day of work, some of our employees, particularly in our restaurants, may be unauthorized workers, or provide false documentation, if our policies are not followed strictly. Our historical hiring processes in our restaurants have not always ensured that we collect and approve all required government-specified documentation evidencing employment eligibility on a timely basis in accordance with applicable laws. We have previously been subject to audit by the Department of Homeland Security in certain markets, and we may be subject to additional audits in the future. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. In the past, we have terminated a significant number of employees who were determined to be unauthorized workers, and if we take similar actions in the future, it may disrupt our operations, cause temporary increases in our labor costs as we train new employees, and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims or governmental audits that we did not fully comply with all obligations of federal and state immigration compliance laws, including record-keeping obligations. These factors could have an adverse effect on our business, financial condition, and results of operations as well as our brand and reputation.
Furthermore, immigration laws are currently a topic of considerable political focus. Further changes in immigration or work authorization laws and additional enforcement programs by federal or state officials of existing immigration or work authorization laws could increase our compliance and oversight obligations, which could subject us to additional costs and potential liability, impact our brand and reputation, and make our hiring process more burdensome, and could potentially reduce the availability of prospective employees.
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
Additionally, there is no assurance that future federal or state health care reform will not adversely affect our business, financial condition, and results of operations, and we cannot predict how future federal or state legislative, judicial, or administrative changes relating to healthcare reform will affect our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 29, 2024, we had U.S. Federal net operating loss carryforwards (“NOLs”) of $794.8 million, of which $692.9 million may be carried forward indefinitely, and the remaining $101.9 million expire at various times. As of December 29, 2024, we had state net operating loss carryforwards of $682.6 million, of which $80.4 million may be carried forward indefinitely, and the remaining $602.2 million expire at various times. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Cuts and Jobs Act enacted in 2017 (the “Tax Act”), as amended by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years beginning before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 29, 2024. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated in taxable years beginning after December 31, 2017.
There is also a risk that due to regulatory changes, such as suspensions of the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For example, in 2024, California imposed limits on the usability of California state NOLs to offset taxable income and certain business credits to offset California state tax liabilities in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.
We use an independent contractor driver network with respect to our food delivery program. The status of the drivers as independent contractors, rather than employees, may be challenged. A reclassification of the drivers as employees could harm our business or results of operations.

In 2019, our subsidiary, SG Logistics, LLC (“SG Logistics”), commenced engaging drivers to deliver products for certain of our Outpost and Catering orders through our technology platform. SG Logistics may become involved in legal proceedings and investigations that claim that members of its delivery network who it treats as independent contractors for all purposes, including employment tax and employee benefits, should instead be treated as employees. In addition, there can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing law and regulations, that would mandate that SG Logistics’ change its classification of the drivers. In the event of a reclassification of members of SG Logistics’ independent contractor driver network as employees, SG Logistics could be exposed to various liabilities and additional costs. These liabilities and costs could have an adverse effect on our business, financial condition, and results of operations for our Outpost and Catering business and/or make it cost prohibitive for SG Logistics to deliver orders using its driver network, particularly in geographic areas where we do not have significant volume. These liabilities and additional costs could include exposure (for prior and future periods) under federal, state, and local tax laws, and workers’ compensation, unemployment benefits, labor, and employment laws, as well as potential liability for penalties and interest. Additionally, in the event a courier that contracts with SG Logistics commits a serious crime in connection with providing services on the SG Logistics platform, we could potentially be responsible for any losses as a result of such incident, and such incident could have a material adverse impact on our brand. Although we expect that, beginning in fiscal year 2025, SG Logistics will engage a third-party service provider to deliver Outpost and Catering orders and will no longer directly engage drivers to deliver those orders, there can be no assurance that this transition will occur.
Risks Related to Our Intellectual Property and Information Technology

If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

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

Security incidents compromising the confidentiality, integrity, and availability of our sensitive, proprietary, and confidential information and information technology systems, and those of the third parties with whom we work, could result from cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. As an example, in fiscal year 2024, a third party with whom we work suffered a distributed denial of service (DDoS) attack, which temporarily limited some of our customers’ ability to access their online Sweetgreen accounts and transact in certain of our Owned Digital Channels.

Some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, software bugs, supply chain attacks, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit, and in public locations.

Security incidents have occurred in the past, and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of the sensitive, proprietary, and confidential information that we handle. For example, in the first fiscal quarter of 2024, we experienced multiple incidents of what we believe to be credential stuffing activity, in which malicious third parties accessed our online services by using credentials that may have been compromised in security incidents suffered by different services. We implemented security measures in response to this activity, and believe those security measures have thwarted such activity. However, these measures may not be adequate to ensure that our operations are not further disrupted, or that other security incidents do not occur. Risks relating to security incidents are likely to increase as we continue to grow and collect, process, store, and transmit increasingly large amounts of data.

We also rely on a number of third parties to support and operate our critical business systems and process sensitive, proprietary, and confidential information, such as Stripe, our account management provider, the payment processors that process customer credit card payments, and other third-party providers of services including cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Moreover, the risk of circumvention of our security measures or those of our third parties with whom we work has been heightened by advances in computer and software capabilities and the increasing sophistication of actors who employ complex techniques. In particular, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Cybercrime and hacking techniques are constantly evolving, and we or third parties with whom we work may be unable to anticipate attempted security incidents, react in a timely manner, or implement adequate preventative measures, particularly given increasing use of hacking techniques designed to circumvent controls, avoid detection, and remove or obfuscate forensic artifacts. We have experienced adverse consequences from security incidents and other interruptions at our third-party service providers, and could experience additional adverse consequences from such incidents and interruptions in the future. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. Because of the prominence of our brand, we believe that we are an attractive target for cyberattacks, which have increased in the industry. We have implemented security measures designed to detect and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), prevent security incidents, and to protect the confidentiality, integrity, and availability of our systems and the sensitive, proprietary, and confidential information under our control. However, despite any measures that we have taken to increase our cybersecurity, we cannot guarantee you that the measures that we or the third parties we work with have implemented will always be followed and/or be effective against current or future security threats or detect, mitigate, and remediate all vulnerabilities on a timely basis. We expend significant resources and modify our business activities to try to protect against security incidents. The costs to respond to a security incident and/or to mitigate any security vulnerabilities that may be identified could be significant and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

If we or the third parties we work with suffer, or are perceived to have suffered, a security incident, we may experience a loss of customer and partner confidence in the security of our platform and damage to our brand, reduced demand for our offerings, and disruption of normal business operations. Such incidents have required us, and may in the future require us to spend resources to investigate and correct the issue and to prevent recurrence, and expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, which could have an adverse effect on our business, financial condition and results of operations. Additionally, our agreements with our material third-party partners, such as Stripe and DoorDash, require us to maintain adequate security measures and not subject their confidential information to a security incident. If we were to breach those contractual obligations, we could be responsible for indemnifying our partners for any losses associated with such an incident. Future acquisitions of, or utilization of, new information technology infrastructure could also expose us to additional cybersecurity risks and vulnerabilities.

Laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. Such laws are varied, and compliance in the event of a widespread security incident is complex, costly, and difficult to implement. Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.

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

We collect, use, receive, store, process, generate, transfer, make accessible, protect, secure, dispose of, transmit, share, and disclose personal information and other sensitive information about customers, personnel, business contacts, and others; proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data and financial information in the course of operating our business. These activities are or may become regulated by a variety of domestic and foreign laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, which are complex, rapidly evolving, and increasingly stringent.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additionally, numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal information. The CCPA also created restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our platform relies on such technologies for advertising purposes and could be adversely affected by the CCPA’s restrictions if users opt-out of certain information sharing on which our advertising relies, which would impair our ability to advertise. This could decrease the effectiveness of our marketing and adverting strategies and decrease our level of customer acquisition and/or retention, may cause us to seek new avenues to market and advertise, and may cause us to increase our marketing and advertising expenditures. The CCPA provides for civil penalties of up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been proposed in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws complicates compliance efforts, and increases legal risk and compliance costs for us and the third parties with whom we work.

We are also subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law.

In addition to the risks we face under emerging privacy laws, the restrictions on text message communications imposed by the Telephone Consumer Protection Act (“TCPA”) have long been a source of potential liability for our business. The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax, or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs. We are also subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”), which imposes specific requirements on our email communications with current or potential customers.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices may be challenged under wiretapping laws, if we obtain consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands

Foreign laws and regulations pertaining to data privacy and security – including in Europe, China, Brazil, and Japan – are also undergoing rapid change, have become increasingly stringent, and proposals for similar laws and regulations are being considered in several major foreign countries. Restrictions relating to data privacy and security in these countries may limit the products and services we can offer in them, which in turn may limit demand for our services in such countries and our ability to enter into and operate in new geographic markets.

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

We also publish privacy policies and other documentation regarding our collection, processing, use, and disclosure of personal information and/or other confidential information. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

Further, we are subject to the Payment Card Industry (“PCI”) Data Security Standard, a security standard applicable to companies that collect, store, or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI Data Security Standard based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI Data Security Standard can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI Data Security Standard compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of payment card data or transaction information.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources. These obligations may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal information on our behalf. Despite our efforts, we may not be successful in complying with the rapidly evolving data privacy and security requirements discussed above. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar actions); litigation (including class claims); additional reporting requirements and/or oversight; bans on processing sensitive information (including personal information); orders to destroy or not use personal information; indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); and financial loss. Such occurrences could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal information or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect and enforce our intellectual property rights will be adequate to prevent infringement, dilution, misappropriation, or other violation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. We cannot guarantee that we will have sufficient resources to enforce our intellectual property rights. In recent years, we have seen numerous concepts internationally that appear to have copied our trade dress or ambience, and foreign intellectual property laws may not provide the same protections for our intellectual property that exist under U.S. law. Failure to protect or enforce our trademark rights could prevent us in the future from challenging third parties who use similar trademarks, which may in turn cause consumer confusion or negatively affect public perception of our brand, which could have an adverse effect on our business, international expansion, financial condition, and results of operations.
We rely heavily on information technology, and we may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our online and mobile platforms are accessible, which would harm our reputation, business, financial condition, and results of operations.

It is critical to our success, particularly with respect to our online and mobile ordering business, that our customers can access our online and mobile ordering platforms at all times. We rely heavily on information technology, including for operating our website, mobile application and online and mobile ordering platforms, point-of-sale processing in our restaurants, management of our supply chain, payment processing, collection of cash, marketing and promotions, payment card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. We have previously experienced service disruptions and, in the future, we may experience service disruptions, outages, or other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of customers accessing our platform simultaneously, downtime or outages from third-party services providers, and denial of service or fraud or security attacks. For example, several times in fiscal years 2020 and 2021, our third-party delivery fulfillment partner for orders placed through our Native Delivery Channel experienced outages that required us to temporarily shut down our Native Delivery Channel either entirely or in certain geographic markets. Additionally, we and many of our third party vendors rely on Amazon Web Services to operate our digital channels, and in the fourth quarter of fiscal year 2021, Amazon Web Services had an outage that disabled all of our digital channels for nearly an entire day. These types of outages caused by third parties result in periodic store closures, lost revenue, and customer complaints. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, and, in cases where we rely on third-party technological infrastructure, we may not have sufficient contractual recourse against such third-party to make us whole for any loss.
It may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our product offerings become more complex and our customer traffic increases. If our online and mobile ordering platforms are unavailable when customers attempt to access them or they do not load as quickly as customers expect, customers may seek other services, and may not return to our platforms as often in the future, or at all. This would harm our ability to attract customers to our restaurants and decrease the frequency with which they use our platforms. Additionally, the failure of our systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, network failures, natural disasters, terrorism, war, electrical failures, hackers, computer viruses, and other security issues could result in delays in customer service, reduce efficiency in our operations, and result in reputational harm. We expect to continue to make significant investments to maintain and improve the availability of our platforms and to enable rapid releases of new features and products for our multi-channel offerings. To the extent that we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be harmed.
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
Because our customers can access our website and mobile platform on a variety of mobile devices (including both Android and iOS), we will need to continuously modify and enhance our platform to keep pace with changes in mobile devices and other Internet-related hardware, software, communication, and browser technologies. We may not be successful in either developing these modifications and enhancements or in timely bringing them to market. For example, our customers were unable to order the delivery of our products on our native Android smartphone application until March 2021, despite this feature being available on our iOS smartphone application for some time. Furthermore, uncertainties about the timing and nature of new mobile devices and other network platforms or technologies, or modifications to existing mobile devices, platforms or technologies, could increase our research and development expenses more than we anticipate. Any failure of our mobile platform to operate effectively with future technologies could result in dissatisfaction from customers and harm our business.
Our online and mobile ordering platforms are highly technical, and if they contain undetected errors, our business could be adversely affected.

Our online and mobile ordering platforms incorporate software that is highly technical and complex. Our software has in the past contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities. Some errors in our software code have been, and in the future may be, only discovered after the code has been released. Any errors, bugs, or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of customers ordering from our online and mobile platforms, loss of revenue, or liability for damages, any of which could adversely affect our financial condition and results of operations. We also rely on multiple third-party vendors to run our mobile ordering platforms, including our delivery fulfillment services, and any errors, bugs, vulnerabilities, or service outages that impact their software could have an adverse impact on our platforms. For example, several times in fiscal years 2020 and 2021, our third-party delivery fulfillment partner for orders placed through our Native Delivery Channel experienced outages that required us to temporarily shut down our Native Delivery Channel either entirely or in certain geographic markets, which adversely impacted our revenue. Further, we have a limited ability to control the remediation of such errors, bugs, or vulnerabilities in a third party’s software, and as such, we may not be able to remedy such errors, bugs, or vulnerabilities in a timely manner, which could have an adverse effect on our business, financial condition, or results of operations.
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
Third parties have claimed, and may in the future claim, that we infringe their intellectual property rights, and this may create liability for us or otherwise have an adverse effect on our business, financial condition, and results of operations.

We have faced, and may in the future face, claims by third parties that one or more of our names, logos, designs, creative works, or technology, including our Infinite Kitchen technology, has infringed, diluted, misappropriated, or otherwise violated their intellectual property rights. For example, in fiscal year 2023, Chipotle filed a lawsuit against us (which lawsuit was subsequently settled) in connection with our use of the word “Chipotle” as part of the name of one of our menu items. Any such litigation may be costly and could divert other resources from our business. If we are unable to successfully defend against such claims, we may be subject to injunctions that could require expensive changes to our business operations or prevent or delay us from using our names, logos, designs, creative works, or technology, and we may be liable for damages, which in turn could have an adverse effect on our business, financial condition, and results of operations. Similarly a third party may allege that technology that we license infringes upon or misappropriates that third party’s intellectual property rights, and we may lack sufficient contractual rights from the licensor to fully indemnify us for any loses, costs, or expenses that we incur in relation to any such allegation. We may also be subject to an injunction with respect to any such allegation, which could prevent us from using licensed technology that is critical to our business operations and may require expensive changes to those operations. Accordingly, such third-party claims could have an adverse effect on our business, financial condition, and results of operations.
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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are beneficially owned by our founders, Jonathan Neman, Nicolas Jammet, and Nathaniel Ru, who collectively represent approximately 53% of the voting power of our outstanding capital stock. As a result, our founders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions (such as a merger), and amendments of our organizational documents. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of our founders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.
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
•the impact of inclement weather and natural disasters, such as winter storms, freezes, fires, and droughts, which could decrease customer traffic and increase the costs of ingredients;
•changes in the senior management team;
•the announcement of any mergers & acquisitions or other strategic partnerships;
•the amount and timing of stock-based compensation;
•litigation, settlement costs, and related legal expenses;
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
There are certain types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, including any wage and hour or other similar employment-based claims brought by current or former employees. Such losses could have an adverse effect on our business, financial condition, and results of operations. Although we have obtained directors’ and officers’ liability insurance, builders risk insurance, property and casualty insurance, workers compensation insurance, automobile insurance, employment practices liability insurance, and cyber insurance, we may not be able to maintain such coverage at a reasonable cost in the future, if at all. We may not receive adequate coverage or reimbursement from our insurers for potential issues that are beyond our control. It may be more costly for us to obtain certain types of insurance that protect against unforeseen cultural events, and we cannot be sure that additional restaurant closures and damage will not occur in the future. Failure to maintain adequate insurance, including directors’ and officers’ liability insurance, would likely adversely affect our ability to attract and retain qualified officers and directors. In addition, we routinely contract with third parties, including distributors and suppliers of produce, poultry, and other dry goods, and these third parties may not maintain sufficient liability insurance policies to cover potential claims that may affect us, and we may not have adequate contractual recourse against such parties to cover such losses.
Adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition, and results of operations. Our effective tax rate could also change materially as a result of various evolving factors, including changes in income tax law resulting from U.S. presidential and congressional elections or changes in the scope of our operations.

We and our corporate subsidiaries are subject to income and non-income taxation, in each case, at the federal level and by certain states and municipalities because of the scope of our operations. In determining our tax liability for these jurisdictions, we must monitor changes to the applicable tax laws and related regulations. While our existing operations have been implemented in a manner we believe is in compliance with current prevailing tax laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. In addition, as a result of presidential and congressional elections in the United States, there could be significant changes in tax law and regulations that could result in additional federal income taxes being imposed on us. For example, the Inflation Reduction Act, which was enacted in 2022, includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that will be imposed on the corporation repurchasing such stock. Any adverse developments in these laws or regulations, including legislative changes, judicial holdings, or administrative interpretations, could have a material and adverse effect on our business, financial condition, and results of operations. Finally, changes in the scope of our operations, including expansion to new geographies, could increase the amount of taxes to which we are subject, and could increase our effective tax rate.
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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute other stockholders.
It is possible in the future that we may issue additional capital stock that will result in dilution to all other stockholders. We have granted, and expect to continue to grant, equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities as consideration for any such acquisition or investment, including issuances in connection with any acquisition-related earnout provision. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical information technology and our critical data, including intellectual property, confidential information that is proprietary, strategic, or competitive in nature, and customer and employee data (“Information Systems and Data”).

Our Chief Technology Officer (“CTO”), as well as the security operations, engineering, risk management and legal functions help identify, assess and manage the Company’s cybersecurity threats and risks. Our security operations team monitors and identifies potentially material cybersecurity threats and risks, and implements and maintains the Company’s incident management policies and plans. Our security operations team leads our efforts to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, subscribing to reports and services that identify cybersecurity threats, monitoring incident notifications from stakeholders, conducting threat assessments, managing software vulnerabilities and patches, conducting tabletop incident response exercises, and, in connection with our legal function, coordinating with law enforcement concerning threats.

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

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including supervision, mitigation, and disclosure of risks from cybersecurity threats.

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

ITEM 2. PROPERTIES
As of December 29, 2024, we operated 246 restaurants. Our main office is located at 3102 36th Street, Los Angeles, CA 90018. We lease our main office and all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 9 in our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
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

Holders of Record

As of February 24, 2025, there were approximately 525 stockholders of record of our Class A common stock. The number of record does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 24, 2025, there were approximately 13 stockholders of record of our Class B common stock that are affiliated with our three founders. The number of stockholders does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following performance graph shows a comparison from November 18, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 29, 2024, of the cumulative total return for our Class A common stock, the NYSE Composite Index, and the S&P 600 Restaurants Index.

Comparison of Cumulative Total Return
$125.00
$100.00
$75.00
$50.00
$25.00
11/18/21
12/26/21
06/26/22
12/25/22
06/25/23
12/31/23
06/30/24
12/29/24
Sweetgreen
NYSE Composite
S&P Restaurant 600 Index

	November 18, 2021	December 26, 2021	June 26, 2022	December 25, 2022	June 25, 2023	December 31, 2023	June 30, 2024	December 29, 2024
Sweetgreen	$100.00	$112.00	$47.61	$31.54	$38.86	$40.36	$107.64	$115.61
NYSE	$100.00	$99.10	$86.53	$88.73	$90.37	$98.45	$105.31	$111.45
S&P Restaurant 600 Index	$100.00	$97.51	$68.95	$76.42	$89.44	$88.75	$80.96	$103.08

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On November 22, 2021, we closed our initial public offering (“IPO”), in which we sold 14,950,000 shares of our Class A common stock at a price of $28.00 per share. Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260472), which was declared effective by the SEC on November 17, 2021. We raised aggregate net proceeds of $384.7 million, after deducting underwriting discounts and commissions of $26.4 million and offering costs of approximately $7.5 million subject to certain cost reimbursements.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated November 17, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on November 19, 2021.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with the audited consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in other parts of this report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.
Our fiscal year is a 52- or 53-week period that ends on the last Sunday of the calendar year. Fiscal year 2024 was a 52-week period that ended December 29, 2024, fiscal year 2023 was a 53-week period that ended December 31, 2023, and fiscal year 2022 was a 52-week period that ended December 25, 2022. In a 52-week fiscal year, each fiscal quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third fiscal quarters each include 13 weeks of operations, and the fourth fiscal quarter includes 14 weeks of operations.
Fiscal year 2024, 2023, and 2022 results for AUV and Same-Store Sales Change have been adjusted. See the subsections titled “—Key Performance Metrics” and “—Quarterly Results of Operations” for more information, including a description of the adjustments made to, and the unadjusted values for, AUV and Same-Store Sales Change for the periods presented.
Overview

We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 29, 2024, we owned and operated 246 restaurants in 22 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint
Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. In fiscal years 2024, 2023, and 2022, we had 25, 35, and 36 Net New Restaurant Openings, respectively, bringing our total count as of December 29, 2024 to 246 restaurants in 22 states and Washington, D.C.

We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally.
Real Estate Selection

We utilize a rigorous, data-driven real estate selection process to identify the location and timing of opening new restaurants, both in new and existing U.S. markets and in urban and suburban areas, with high anticipated foot or vehicle traffic and proximity to workplaces, residences and other restaurant and retail businesses that support our multi-channel approach, including our Native Delivery, Marketplace Delivery, and Outpost and Catering Channels.
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

While we have historically been able to partially offset inflation and other increases in the costs of core operating resources, such as wage increases and increases in cost of goods sold, by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or regulatory environment or in the future. In particular, current and future macroeconomic conditions could cause additional menu price increases to negatively impact our Same Store Sales Growth. There can be no assurance that any future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

We continue to see variability in our customer traffic patterns, including as a result of fluctuations in return to office as a result of many workplaces adopting remote or hybrid models and we expect this variability to continue for the foreseeable future.

In fiscal year 2023, we experienced supply chain disruptions for our bowls and plates, which resulted in the use of alternative packaging solutions. Also, our bowls and plates are produced outside the United States, and may be subject to new or increased taxes, tariffs, or duties in connection with the importation of those items into the United States. Any such new or increased taxes, tariffs, or duties may significantly increase the price that we must pay for such items.

During fiscal year 2024, we began offering steak as a new protein to our menu, which adds a new ingredient for our customer base. With the introduction of beef on our menu, we have experienced and could continue to experience an increase in commodity costs.
Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, as consumer behavior trends have changed, due in part to the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years. We have seen an increase and prolonged negative impact on our revenue around national holidays. Additionally, we have seen extreme weather conditions and natural disasters, such as the wild fires in Los Angeles, cause disruptions to our operations and impact to our first quarter 2025 results.
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

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024(1)	December 31, 2023(1)	December 25, 2022(1)
Net New Restaurant Openings	25	35	36
Average Unit Volume (as adjusted)(2)(3)	$2,924	$2,877	$2,905
Same-Store Sales Change (as adjusted) (%)(3)(4)	6%	4%	13%
Total Digital Revenue Percentage	56%	59%	62%
Owned Digital Revenue Percentage	30%	36%	41%
(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal years 2024 and 2022 each contained 52 weeks. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter.
(2)As a result of material, temporary closures of certain stores during the applicable periods, we excluded one restaurant from the Comparable Restaurant Base as of the end of fiscal year 2024, no restaurants as of the end of fiscal year 2023, and two restaurants as of the end of fiscal year 2022. Such adjustments did not result in a material change to AUV.
(3)For fiscal year 2023, Average Unit Volume and Same-Store Sales Change were adjusted to exclude the 53rd week of operations.
(4)Our results for the fiscal year ended December 31, 2024 have been adjusted to reflect the temporary closures of 8 restaurants, which were excluded from the calculation of Same-Store Sales change. Our results for the fiscal year ended December 31, 2023 have been adjusted to reflect the temporary closures of two restaurants, which were excluded from the calculation of Same-Store Sales change. Our results for the fiscal year ended December 25, 2022, have been adjusted to reflect the temporary closures of 6 restaurants. Such adjustments did not have a material impact on our Same-Store Sales Change for 2024, 2023, or 2022.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new Sweetgreen restaurant openings during a given reporting period, net of any permanent Sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below. During fiscal year 2025, we plan to integrate our Infinite Kitchen into approximately half of our new restaurants.
Average Unit Volume
AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Fiscal year 2023 was a 53-week year, and in order to provide a measurement period that is consistent with comparable periods that span a 52-week year, rather than simply excluding the extra week, we applied an averaging methodology to the last period of fiscal 2023 to adjust for the extra week. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. We excluded one restaurant from the Comparable Restaurant Base as of the end of fiscal year 2024, no restaurants as of the end of fiscal year 2023, and two restaurants as of the end of fiscal year 2022. Such exclusions did not result in a material change to AUV.
Same-Store Sales Change
Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period excluding the 53rd week in any 53-week fiscal year; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. Fiscal year 2023 was a 53-week year, which resulted in a misalignment in our comparable weeks in fiscal year 2024. To adjust for this misalignment, in calculating Same-Store Sales Change for each fiscal quarter and the full fiscal year 2024, we shifted each week within fiscal year 2023 forward by one week to better align with the 2024 calendar year, specifically to match the timing of holidays and achieve a more accurate comparable Same-Store Sales Change to the prior period. During fiscal year 2024, we excluded eight restaurants from our Same-Store Sales Change, during fiscal year 2023, we excluded two restaurants from our Same-Store Sales Change, and during fiscal year 2022, we excluded six restaurants from our Same-Store Sales Change. These adjustments did not result in a material change to Same-Store Sales Change for 2024, 2023, or 2022.
Total Digital Revenue Percentage and Owned Digital Revenue Percentage

Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Total Digital Channels. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels. In recent years, we have experienced a reduction in our Owned Digital Revenue Percentage and our Total Digital Revenue percentage, which we believe is due to the continuing recovery of our In-Store Channel and growth in third party marketplace.
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
•are widely used by analysts, investors, and competitors to measure a company’s operating performance; are used by our management and board of directors for various purposes, including as measures of performance and as a basis for strategic planning and forecasting; and
•are used internally for a number of benchmarks, including to compare our performance to that of our competitors.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; other (income) expense; Spyce acquisition costs; enterprise resource planning system (“ERP”) implementation and related costs; legal settlements; and, certain other expenses as described in more detail below; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

Because of these limitations, you should consider Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin alongside other financial performance measures, loss from operations, net loss, and our other GAAP results.

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

The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024(1)	December 31, 2023(1)	December 25, 2022(1)
Loss from operations	$(95,704)	$(122,344)	$(193,337)
Add back:
General and administrative	149,942	146,762	187,367
Depreciation and amortization	67,346	59,491	46,471
Pre-opening costs	6,616	9,263	11,523
Impairment and closure costs	2,218	624	2,542
Loss on disposal of property and equipment(2)	255	687	278
Restructuring charges(3)	2,276	7,437	14,442
Restaurant-Level Profit	$132,949	$101,920	$69,286
Loss from operations margin	(14)%	(21)%	(41)%
Restaurant-Level Profit Margin	20%	17%	15%

(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal years 2024 and 2022 each contained 52 weeks. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude income tax (benefit) expense, interest income, interest expense, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs, our enterprise resource planning system (“ERP”) implementation and related costs, legal settlements, and certain other expenses during the period that management determines are not indicative of ongoing operating performance and, in certain periods, impairment and closure costs, restructuring charges, and employer portion of founder performance stock unit payroll taxes. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024(1)	December 31, 2023(1)	December 25, 2022(1)
Net loss	$(90,373)	$(113,384)	$(190,441)
Non-GAAP adjustments:
Income tax (benefit) expense	(1,301)	379	1,345
Interest income	(10,942)	(12,942)	(5,143)
Interest expense	256	128	83
Depreciation and amortization	67,346	59,491	46,471
Stock-based compensation(2)	39,024	49,532	78,736
Loss on disposal of property and equipment(3)	255	687	278
Impairment and closure costs(4)	2,218	624	2,542
Other expense(5)	6,656	3,475	819
Spyce acquisition costs(6)	—	472	646
Restructuring charges(7)	2,276	7,437	14,442
ERP implementation and related costs(8)	914	881	288
Legal settlements(9)	1,326	425	—
Employer portion of the founder performance stock unit payroll taxes(10)	1,053	—	—
Adjusted EBITDA	$18,708	$(2,795)	$(49,934)
Net loss margin	(13)%	(19)%	(41)%
Adjusted EBITDA Margin	3%	—%	(11)%

(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal years 2024 and 2022 each contained 52 weeks. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter.
(2)Includes non-cash, stock-based compensation.
(3)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(4)Includes costs related to impairment of long-lived and operating lease assets and store closures.
(5)Other expense includes the change in fair value of the contingent consideration issued as part of the Spyce acquisition. For additional information, see Notes 1 and 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(6)Spyce acquisition costs includes one-time costs we incurred in order to acquire Spyce including severance payments, retention bonuses, and valuation and legal expenses.
(7)Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include lease and related non-cash expenses associated with our vacated former Sweetgreen Support Center, including the impairment and amortization of the operating lease asset. See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(8)Represents the amortization costs associated with the implementation of our cloud computing arrangements in relation to our ERP system.
(9)Expenses recorded for accruals related to the settlements of legal matters.
(10)Includes the employer portion of payroll taxes related to the vesting of 600,000 performance stock units released to each founder during the fiscal year ended December 29, 2024.

Components of Results of Operations
Revenue

We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through our three disaggregated revenue channels: Owned Digital Channels, In-Store-Channel (Non-Digital component), and Marketplace Channel. Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenue. We expect revenue to increase as we focus on opening additional restaurants, diversify and expand our menu, make investments in marketing to attract new customers and increase order frequency from our existing customers, as well as any increases in the price of our menu items.
Gift Cards.    We also sell gift cards that do not have an expiration date. Upon sale, gift cards are recorded as unearned revenue and included within gift card liability in the accompanying audited consolidated balance sheets. The revenue from gift cards is recognized when redeemed by customers. Because we do not track addresses of gift card purchasers, the relevant jurisdiction related to the requirement for escheatment, the legal obligation to remit unclaimed assets to the state, is our state of incorporation, which is Delaware. The state of Delaware requires escheatment after five years from issuance. We do not recognize breakage income because of our requirements to escheat unredeemed gift card balances.
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
Restaurant Operating Costs, Exclusive of Depreciation and Amortization
Food, Beverage, and Packaging

Food, beverage, and packaging costs include the direct costs associated with food, beverage, and packaging of our menu items. We anticipate food, beverage, and packaging costs on an absolute dollar basis will increase for the foreseeable future to the extent we experience additional customer orders, as we open additional restaurants, and as a result our revenue grows. Food, beverage, and packaging costs as a percentage of revenue may vary, as these costs are impacted by menu mix and fluctuations in commodity costs, inflation, and availability, as well as geographic scale and proximity. We will continue to innovate in key areas, including menu, which could lead to increases in commodity costs as we add items such as beef to our menu.
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
Occupancy and Related Expenses
Occupancy and related expenses consist of restaurant-level occupancy expenses (including rent, common area maintenance (“CAM”) expenses, and real estate taxes), and exclude occupancy expenses associated with unopened restaurants, which are recorded separately in pre-opening costs. We anticipate occupancy and related expenses on an absolute dollar basis will increase for the foreseeable future to the extent we continue to open new restaurants and revenue grows. Occupancy and related expenses as a percentage of revenue are impacted by geographic location, type of restaurant build, and amount of revenue.
Other Restaurant Operating Costs
Other restaurant operating costs include other operating expenses incidental to operating our restaurants, such as repairs and maintenance, utilities, certain local taxes, third-party delivery fees, non-perishable supplies, restaurant-level marketing, credit card fees, and property insurance. We expect that other restaurant operating costs will increase on an absolute dollar basis for the foreseeable future to the extent we continue to open new restaurants and our revenue grows. Other restaurant operating costs as a percentage of revenue are expected to increase in line with growth in our Native Delivery, Outpost and Catering, and Marketplace Channels, as these channels require us to pay third-party delivery fees. However, as revenue increases, we expect that other restaurant operating costs, such as repairs and maintenance and property insurance, as a percentage of revenue will decline.
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
Depreciation and Amortization
Depreciation and amortization include the depreciation of fixed assets, including leasehold improvements and equipment, amortization of external costs, certain internal costs directly associated with developing computer software applications for internal use, and developed technology acquired as part of our Spyce acquisition. We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we continue to build new restaurants and make investments in our digital platform.
Pre-Opening Costs
Pre-opening costs primarily consist of rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening or during the major renovation of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings and major renovations. These costs are expensed as incurred. Pre-opening costs depend on the number of new restaurants and major restaurant renovations we open during each period or are planning to open during future periods. As a result, while we expect that pre-opening costs on an absolute dollar basis will fluctuate from period to period, we expect pre-opening costs to begin to increase in fiscal year 2025 in connection with the reacceleration of new restaurant growth as described above.
Impairment and Closure Costs
Impairment includes impairment charges related to our long-lived assets, which include property and equipment and operating lease assets.

Closure costs include lease and related costs associated with closed restaurants and our vacated former Sweetgreen Support Center, including the amortization of the operating lease asset, and expenses associated with CAM and real estate taxes for previously impaired stores.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment includes the net book value of assets that have been retired and consists primarily of furniture, equipment, and fixtures that were replaced in the normal course of business.

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
Other Expense
Other expense consists primarily of changes in the fair value of our contingent consideration liability in connection with the Spyce acquisition. We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.
Income Tax (Benefit) Expense
Income tax (benefit) expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
Comparison of Fiscal Year 2024 and Fiscal Year 2023
The following table summarizes our results of operations for fiscal year 2024 and fiscal year 2023:

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Dollar Change	Percentage Change
Revenue	$676,826	$584,041	$92,785	16%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	185,367	161,725	23,642	15%
Labor and related expenses	188,867	171,306	17,561	10%
Occupancy and related expenses	59,536	54,281	5,255	10%
Other restaurant operating costs	110,107	94,809	15,298	16%
Total cost of restaurant operations	543,877	482,121	61,756	13%
Operating expenses:
General and administrative	149,942	146,762	3,180	2%
Depreciation and amortization	67,346	59,491	7,855	13%
Pre-opening costs	6,616	9,263	(2,647)	(29%)
Impairment and closure costs	2,218	624	1,594	255%
Loss on disposal of property and equipment	255	687	(432)	(63%)
Restructuring charges	2,276	7,437	(5,161)	(69%)
Total operating expenses	228,653	224,264	4,389	2%
Loss from operations	(95,704)	(122,344)	26,640	(22%)
Interest income	(10,942)	(12,942)	2,000	(15%)
Interest expense	256	128	128	100%
Other expense	6,656	3,475	3,181	92%
Loss from operations before income taxes	(91,674)	(113,005)	21,331	(19%)
Income tax (benefit) expense	(1,301)	379	(1,680)	(443%)
Net loss	$(90,373)	$(113,384)	$23,011	(20%)
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Revenue	$676,826	$584,041	16%
Average Unit Volume	$2,924	$2,877	2%
Same-Store Sales Change	6%	4%	2%

The increase in revenue in fiscal year 2024 was primarily due to $64.5 million of incremental revenue associated with 60 Net New Restaurant Openings during fiscal years 2024 and 2023. The increase in revenue was also impacted by an increase in Comparable Restaurant Base revenue of $34.8 million, resulting in a positive Same-Store Sales Change of 6%, consisting of a 4% benefit from menu price increases and a 2% increase due to traffic and favorable product mix. The remaining $0.4 million of the increase was due to additional fiscal year-over-year comparable restaurant sales growth, which would have been reflected in our Same-Store Sales Change had we not adjusted for the misalignment in our comparable weeks resulting from fiscal year 2023 being a 53-week year, as described above. These increases were partially offset by $6.4 million of additional revenue recognized in fiscal year 2023 resulting from the 53rd week.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Food, beverage, and packaging	$185,367	$161,725	15%
As a percentage of total revenue	27%	28%	(1%)
The increase in food, beverage, and packaging costs for fiscal year 2024 was primarily due to a $24.6 million increase in food and beverage costs, primarily due to the 60 Net New Restaurant Openings during fiscal years 2024 and 2023, and higher protein cost. These increases were partially offset by a $1.4 million decrease in packaging costs, which were higher in the prior-year period due to a packaging supply chain disruption.
As a percentage of revenue, the slight decrease in food, beverage, and packaging costs for fiscal year 2024 was primarily due to an increase in revenue proportional to the increase in food, beverage and packaging costs, partially offset by a small decrease in the cost of packaging due to the supply chain disruptions experienced in the prior year.
Labor and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Labor and related expenses	$188,867	$171,306	10%
As a percentage of total revenue	28%	29%	(1%)
The increase in labor and related expenses for fiscal year 2024 was primarily due to the 60 Net New Restaurant Openings during fiscal years 2023 and 2024, as well as an increase in staffing expenses, primarily due to an increase in prevailing wage rates in many of our markets. Most notable, as of April 1, 2024, California fast food wages increased as a result of AB 1228. Additionally, the increase in labor and related expenses is attributed to the $1.8 million benefit related to refundable employee retention tax credits (“ERC”) received in fiscal year 2023, issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the ERC.
As a percentage of revenue, the decrease in labor and related expenses for fiscal year 2024 was primarily due to higher revenue and improvement in labor optimization, partially offset by wage rate increases as discussed above. This decrease was also partially offset by the $1.8 million benefit related to a refundable ERC issued as part of the CARES Act, as discussed above.
Occupancy and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Occupancy and related expenses	$59,536	$54,281	10%
As a percentage of total revenue	9%	9%	—%
The increase in occupancy and related expenses for fiscal year 2024 was primarily due to the 60 Net New Restaurant Openings during fiscal years 2023 and 2024, partially offset by reduced occupancy rates across recently opened stores.

As a percentage of revenue, occupancy and related expenses for fiscal year 2024 was slightly below the prior year primarily due to higher revenue in the current year as well as reduced occupancy rates, as discussed above.
Other Restaurant Operating Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Other restaurant operating costs	$110,107	$94,809	16%
As a percentage of total revenue	16%	16%	—%
The increase in other restaurant operating costs for fiscal year 2024 was primarily due to the 60 Net New Restaurant Openings during fiscal years 2023 and 2024. This includes increases in delivery fees due to higher transaction volume, credit card and online processing fees related to the increases in revenue, and increases in utilities and repair and maintenance expenses to support the existing stores and Net New Restaurant Openings described above.
As a percentage of revenue, other restaurant operating costs during fiscal year 2024 remained consistent with the prior year, primarily due to higher revenue.
Operating Expenses
General and Administrative

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
General and administrative	$149,942	$146,762	2%
As a percentage of total revenue	22%	25%	(3%)

The increase in general and administrative expenses for fiscal year 2024 was primarily due to a $5.1 million benefit received during fiscal year 2023 from the ERC. General and administrative expense was also impacted by an increase in our investment in marketing and advertising, payroll taxes related to Founder PSUs released during the current year as discussed above, legal settlements, and an increase in spend across the Sweetgreen Support Center to support our restaurant growth. These increases were partially offset by a decrease in stock-based compensation expense primarily related to the decrease in expense associated with restricted stock units and performance-based restricted stock units issued prior to our IPO.

As a percentage of revenue, general and administrative expenses for fiscal year 2024 decreased from fiscal year 2023, primarily due to the fluctuations noted above, as well as comparatively higher revenue in the current period.

Depreciation and Amortization

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Depreciation and amortization	$67,346	$59,491	13%
As a percentage of total revenue	10%	10%	—%
The increase in depreciation and amortization for fiscal year 2024 was primarily due to the 60 Net New Restaurant Openings during fiscal years 2023 and 2024, as well as the amortization of developed technology that was placed into service during the first half of fiscal year 2023.

As a percentage of revenue, depreciation and amortization for fiscal year 2024 was flat compared to fiscal year 2023, primarily due to comparatively higher revenue in fiscal year 2024, offset by the increases noted above.
Pre-Opening Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Pre-opening costs	$6,616	$9,263	(29%)
As a percentage of total revenue	1%	2%	(1%)
The decrease in pre-opening costs for fiscal year 2024 was primarily due to 25 gross new restaurant openings in 2024 compared to 38 gross restaurant openings in 2023.
As a percentage of revenue, pre-opening costs decreased in fiscal year 2024 compared to fiscal year 2023 due to the variances noted above as well as comparatively higher revenue in the current year.
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Impairment and closure costs	$2,218	$624	255%
As a percentage of total revenue	—%	—%	—%

During fiscal year 2024 we recognized non-cash impairment charges and closure costs of $2.2 million, primarily related to the impairment of one restaurant’s property and equipment and the related operating lease asset.

During fiscal year 2023 we recorded closure costs of $0.6 million related to lease and related costs associated with previously closed stores, including the amortization of operating lease assets, and expenses associated with CAM and real estate taxes.
Loss on Disposal of Property and Equipment

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Loss on disposal of property and equipment	$255	$687	(63%)
As a percentage of total revenue	—%	—%	—%
The decrease in loss on disposal of property and equipment was due to the timing of furniture, equipment, and fixture replacements at multiple restaurants, in addition to a fleet-wide replacement of kitchen equipment with more cost efficient items in fiscal year 2023 as compared to fiscal year 2024.
Restructuring charges

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Restructuring charges	$2,276	$7,437	(69%)
As a percentage of total revenue	—%	1%	(1%)

During fiscal year 2022, we implemented the Plan to manage operating expenses at our Sweetgreen Support Center, including the reduction of our real estate footprint by vacating the premises of the existing Sweetgreen Support Center and moving to a smaller office space adjacent to the existing location, severance and related benefits from workforce reductions affecting approximately 5% of employees at the Sweetgreen Support Center, abandoning certain potential future restaurant sites in an effort to streamline our future new restaurant openings, and other related expenses. During fiscal year 2024, stemming from the Plan, we recorded restructuring charges of $2.3 million primarily related to the amortization of the underlying operating lease asset and related real estate and CAM charges for our vacated former Sweetgreen Support Center.

During fiscal year 2023, stemming from the Plan, we recorded restructuring charges of $7.4 million primarily related to operating lease asset impairment costs from our vacated former Sweetgreen Support Center as well as the amortization of the underlying operating lease asset and related real estate and CAM charges.

Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Interest income	$(10,942)	$(12,942)	(15%)
Interest expense	256	128	100%
Total income expense	(10,686)	(12,814)	(17%)
As a percentage of total revenue	(2)%	(2)%	—%
The decrease in interest income, net, was primarily due to a lower cash balance in our money market accounts during fiscal year 2024 as compared to fiscal year 2023.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Other expense	$6,656	$3,475	92%
As a percentage of total revenue	1%	1%	—%
The change in other expense in fiscal year 2024 was primarily due to a change in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
Income Tax (Benefit) Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 29, 2024	December 31, 2023	Percentage Change
Income tax (benefit) expense	$(1,301)	$379	(443%)
As a percentage of total revenue	—%	—%	—%
Our effective tax rate for the fiscal years ended 2024 and 2023 was 1.4% and (0.3%), respectively, primarily due to the full valuation allowance on our net deferred tax assets.

Comparison of Fiscal Year 2023 and Fiscal Year 2022

The following table summarizes our results of operations for fiscal year 2023 and fiscal year 2022:

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Dollar Change	Percentage Change
Revenue	$584,041	$470,105	$113,936	24%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	161,725	130,136	31,589	24%
Labor and related expenses	171,306	147,474	23,832	16%
Occupancy and related expenses	54,281	45,238	9,043	20%
Other restaurant operating costs	94,809	77,971	16,838	22%
Total cost of restaurant operations	482,121	400,819	81,302	20%
Operating expenses:
General and administrative	146,762	187,367	(40,605)	(22%)
Depreciation and amortization	59,491	46,471	13,020	28%
Pre-opening costs	9,263	11,523	(2,260)	(20%)
Impairment and closure costs	624	2,542	(1,918)	(75%)
Loss on disposal of property and equipment	687	278	409	147%
Restructuring charges	7,437	14,442	(7,005)	(49%)
Total operating expenses	224,264	262,623	(38,359)	(15%)
Loss from operations	(122,344)	(193,337)	70,993	(37%)
Interest income	(12,942)	(5,143)	(7,799)	152%
Interest expense	128	83	45	54%
Other expense	3,475	819	2,656	324%
Loss from operations before income taxes	(113,005)	(189,096)	76,091	(40%)
Income tax provision	379	1,345	(966)	(72%)
Net loss	$(113,384)	$(190,441)	$77,057	(40%)
Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Revenue	$584,041	$470,105	24%
Average Unit Volume	$2,877	$2,905	(1%)
Same-Store Sales Change	4%	13%	(9%)

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

The increase in labor and related expenses for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2022 and 2023. The increase was also due to an increase in staffing expenses across all of our locations, primarily due to an increase in prevailing wage rates in many of our markets as a result of continued wage rate inflation in the industry. These increases were partially offset by a $1.8 million benefit related to refundable employee retention tax credits (“ERC”) issued as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as an improvement in labor optimization. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details on the ERC.

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

The increase in occupancy and related expenses for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2023 and 2022.

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
The increase in other restaurant operating costs for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2023 and 2022. This includes increases in utilities and repair and maintenance expenses, delivery fees due to higher transaction volume, credit card and online processing fees related to the increases in revenue, and kitchen, cleaning and related supplies to support the Net New Restaurant Openings described above.

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
The increase in depreciation and amortization for fiscal year 2023 was primarily due to the 71 Net New Restaurant Openings during fiscal years 2023 and 2022.

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

As a percentage of revenue, pre-opening costs were relatively flat in fiscal year 2023 compared to fiscal year 2022.
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Impairment of long-lived assets	$624	$2,542	(75%)
As a percentage of total revenue	—%	1%	(1%)
During fiscal year 2023, we recognized non-cash impairment charges of $0.6 million related to lease and related costs associated with previously closed stores, including the amortization of operating lease asset, and expenses associated with CAM and real estate taxes.

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

Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Interest income	$(12,942)	$(5,143)	152%
Interest expense	$128	$83	54%
Total income expense	(12,814)	(5,060)	153%
As a percentage of total revenue	(2)%	(1)%	(1%)
The increase in interest income, net was primarily due to higher interest rates on our money market accounts during fiscal year 2023.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 31, 2023	December 25, 2022	Percentage Change
Other expense	$3,475	$819	324%
As a percentage of total revenue	1%	—%	1%
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

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. Additionally, in November 2021, we completed our IPO, from which we received net proceeds of $384.7 million from sales of our shares of Class A common stock, after deducting underwriting discounts and commissions and offering expenses. As of December 29, 2024 and December 31, 2023, we had $214.8 million and $257.2 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, including related to deployment of our Infinite Kitchen, initiatives to improve the customer experience in our restaurants, research and development costs, marketing-related costs, working capital and general corporate needs. During the fiscal year ended December 29, 2024, we made a cash payment of approximately $3.9 million related to the Spyce milestone payment, which was included within contingent consideration in our consolidated balance sheets for the fiscal year ended December 31, 2023. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items.

The following table presents our material cash requirements for future periods:

(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Operating leases (1)	$427,655	61,431	$61,647	$58,124	$52,188	$50,261	$144,004
(1)See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Prior Credit Facility

During fiscal year 2024, we were party to a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as amended, the “Credit Facility”) with EagleBank. We did not renew the Credit Facility in 2024 and it expired pursuant to its terms on December 13, 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(in thousands)	December 29, 2024	December 31, 2023	December 25, 2022
Net cash provided by (used in) operating activities	43,390	26,480	(43,169)
Net cash used in investing activities	(92,211)	(95,665)	(102,023)
Net cash (used in) provided by financing activities	8,895	(5,199)	4,632
Net increase (decrease) in cash and cash equivalents and restricted cash	$(39,926)	$(74,384)	$(140,560)

Operating Activities
For fiscal year 2024, cash provided by (used in) operating activities increased $16.9 million compared to fiscal year 2023, primarily due to a $20.9 million reduction in net loss after excluding non-cash items and a $4.0 million favorable working capital fluctuation, which is primarily related to the timing of payroll and other payments in the ordinary course of business, offset by the $3.4 million receipt of ERC in fiscal year 2023.

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

Investing Activities
For fiscal year 2024, cash used in investing activities was $92.2 million, a decrease of $3.5 million compared to fiscal year 2023. Investing activities in fiscal year 2024 consisted primarily of purchases of property and equipment of $84.5 million related to 25 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of our Infinite Kitchen units and other restaurant-related equipment. In addition we had cash outflow for fiscal year 2024 of $7.7 million related to purchase of intangible assets.

For fiscal year 2023, cash used in investing activities was $95.7 million, a decrease of $6.4 million compared to fiscal year 2022. Investing activities in fiscal year 2023 consisted primarily of purchases of property and equipment of $89.7 million related to 38 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with restaurant-related equipment. In addition, we had a cash outflow for fiscal year 2023 of $6.1 million related to the purchase of intangible assets.

For fiscal year 2022, cash used in investing activities was $102.0 million. Investing activities in fiscal year 2022 consisted primarily of purchases of property and equipment of $96.9 million related to 39 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with restaurant-related equipment. In addition, we had a cash outflow for fiscal year 2022 of $5.4 million related to purchase of intangibles assets.

Financing Activities
For fiscal year 2024, cash (used in) provided by financing activities increased $14.1 million compared to fiscal year 2023, primarily due to the increase in proceeds received from stock option exercises of $7.4 million and a $6.6 million decrease in Spyce milestone payments.

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

Leases

We determine if a contract contains a lease at inception. Our material operating leases consist of restaurant locations and office space. Our leases generally have remaining terms of one to ten years and most include options to extend the leases for additional five-year periods. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 20 years. If the estimate of our reasonably certain lease term were changed, our rent expense could differ materially.

Operating lease assets and liabilities are recognized at time of lease inception. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components, and we also consider fixed common area maintenance (“CAM”) part of our fixed future lease payments. Fixed CAM is also included in our operating lease liability. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate were changed, our operating lease assets and liabilities could differ materially.
Impairment and Closure Costs
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements and operating lease assets. Long-lived assets, including property and equipment, operating lease assets, and internally developed software, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, we evaluate the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. We use a discounted cash flows model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins, and operating expense in relation to the current economic environment and our incremental borrowing rate, future expectations, competitive factors in its various markets, inflation, revenue trends, market rents for the operating lease and other relevant economic factors that may impact the store under evaluation. Additionally, for corporate-level corporate assets for operating lease assets, assumptions used include monthly market rent, annual rent increases, cash flow period, free rent period, estimated tenant improvements and discount rate.
Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 29, 2024 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2024. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material.  Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculation our impairment charge.

We recorded non-cash impairment charges of $1.7 million during fiscal year December 29, 2024 associated with’ one location, of which $1.3 million related to certain property and equipment and $0.4 million related to the operating use asset. We recorded non-cash impairment charges of $4.3 million during the fiscal year ended December 31, 2023, wherein the entire $4.3 million balance was related to the operating lease asset for our former Sweetgreen Support Center previously vacated during fiscal year 2022, and was recorded under restructuring charges within the consolidated statement of operations.

Contingent Consideration

Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value upon issuance date and is subsequently re-measured to fair value at each reporting date. For additional information, see Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The contingent consideration as of December 29, 2024 and December 31, 2023 was $15.0 million and $8.4 million, respectively. Additionally, for the fiscal year ended December 31, 2023, we recorded the current portion of the contingent consideration of $6.0 million within other current liabilities in the consolidated balance sheet within this Annual Report on Form 10-K.
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
Commodity Price Risks
We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, inflation, foreign demand, weather, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing agreements with suppliers range from up to three years, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises, and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to unforeseen events.

Due to the recent pace of inflation and other global supply chain risks, including extreme weather conditions, suppliers and distributors have, and could continue to, attempt to renegotiate our existing contracts to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. For example, in the fourth quarter of fiscal year 2024, as a result of extreme weather conditions, we experienced supply chain disruptions for tomatoes and cucumbers, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographic markets. Additionally, since the beginning of 2023, we have been experiencing supply chain disruptions for our bowls and plates which has resulted in use of alternative packaging solutions. We continue to assess the current environment, work with our suppliers and distributors and create certain contingency plans to mitigate any negative impact.
Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 29, 2024 and December 31, 2023, we had $214.8 million and $257.2 million of cash and cash equivalents, respectively, consisting of bank accounts and money market funds, and $2.6 million and $0.1 million, respectively, of restricted cash relating to certificates of deposit that are collateral for letters of credit to our lease agreements and cash from the Spyce acquisition. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our results of operations for fiscal years 2024 and 2023.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sweetgreen, Inc. and subsidiaries (the "Company") as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Property and Equipment and Operating Lease Assets – Impairment – Refer to Notes 1, 3, 4 & 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of long-lived assets at restaurants (which include property and equipment and operating lease assets) for impairment involves reviewing for events or changes in circumstances that indicate the carrying amount of the asset may not be fully recoverable. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows and the asset group is at the store-level for restaurant assets (“store asset group”). When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the store asset group. The Company uses a discounted cash flow model to measure the fair value of a store asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to project future cash flows, which are largely unobservable inputs, including revenue projections. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both.

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
February 26, 2025

We have served as the Company's auditor since 2012.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$214,789	$257,230
Accounts receivable	5,034	3,502
Inventory	1,987	2,069
Prepaid expenses	7,844	5,767
Current portion of lease acquisition costs	93	93
Other current assets	4,790	7,450
Total current assets	234,537	276,111
Operating lease assets	257,496	243,992
Property and equipment, net	296,485	266,902
Goodwill	35,970	35,970
Intangible assets, net	24,040	27,407
Security deposits	1,419	1,406
Lease acquisition costs, net	333	426
Restricted cash	2,640	125
Other assets	3,838	4,218
Total assets	$856,758	$856,557
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of operating lease liabilities	41,773	31,426
Accounts payable	18,698	17,380
Accrued expenses	26,564	20,845
Accrued payroll	14,716	13,131
Gift cards and loyalty liability	4,413	2,797
Other current liabilities	9,663	6,000
Total current liabilities	115,827	91,579
Operating lease liabilities, net of current portion	288,941	271,439
Contingent consideration liability	5,311	8,350
Other non-current liabilities	173	819
Deferred income tax liabilities	361	1,773
Total liabilities	$410,613	$373,960
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 2,000,000,000 Class A shares authorized, 105,200,553 and 99,700,052 Class A shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively; 300,000,000 Class B shares authorized and 11,915,758 and 12,939,094 Class B shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively.	117	113
Additional paid-in capital	1,321,386	1,267,469
Accumulated deficit	(875,358)	(784,985)
Total stockholders’ (deficit) equity	446,145	482,597
Total liabilities and stockholders’ (deficit) equity	$856,758	$856,557
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Revenue	$676,826	$584,041	$470,105
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	185,367	161,725	130,136
Labor and related expenses	188,867	171,306	147,474
Occupancy and related expenses	59,536	54,281	45,238
Other restaurant operating costs	110,107	94,809	77,971
Total restaurant operating costs	543,877	482,121	400,819
Operating expenses:
General and administrative	149,942	146,762	187,367
Depreciation and amortization	67,346	59,491	46,471
Pre-opening costs	6,616	9,263	11,523
Impairment and closure costs	2,218	624	2,542
Loss on disposal of property and equipment	255	687	278
Restructuring charges	2,276	7,437	14,442
Total operating expenses	228,653	224,264	262,623
Loss from operations	(95,704)	(122,344)	(193,337)
Interest income	(10,942)	(12,942)	(5,143)
Interest expense	256	128	83
Other expense	6,656	3,475	819
Net loss before income taxes	(91,674)	(113,005)	(189,096)
Income tax (benefit) expense	(1,301)	379	1,345
Net loss	$(90,373)	$(113,384)	$(190,441)
Earnings per share:
Net loss per share, basic and diluted	$(0.79)	$(1.01)	$(1.73)
Weighted average shares used in computing net loss per share, basic and diluted	114,321,672	111,907,675	110,128,287
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 26, 2021	109,345,697	$109	$1,129,224	$(476,216)	$653,117
Adoption of ASC 842	—	—	—	(4,944)	(4,944)
Net loss	—	—	—	(190,441)	(190,441)
Issuance of common stock related to restricted shares	829,679	1	(1)	—	—
Exercise of stock options	957,617	1	4,757	—	4,758
Stock-based compensation expense	—	—	78,736	—	78,736
Balances at December 25, 2022	111,132,993	111	1,212,716	(671,601)	541,226
Net loss	—	—	—	(113,384)	(113,384)
Issuance of common stock related to restricted shares	587,078	—	—	—	—
Exercise of stock options	929,963	2	5,387	—	5,389
Shares repurchased for employee tax withholding	(10,888)	—	(166)	—	(166)
Stock-based compensation expense	—	—	49,532	—	49,532
Balances at December 31, 2023	112,639,146	113	1,267,469	(784,985)	482,597
Net loss	—	—	—	(90,373)	(90,373)
Issuance of common stock related to performance stock units	1,800,000	2	—	—	2
Issuance of common stock related to restricted shares	479,078	—	—	—	—
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Exercise of stock options	1,990,576	2	12,763	—	12,765
Shares repurchased for employee tax withholding	(531)	—	(2)	—	(2)
Stock-based compensation expense	—	—	39,024	—	39,024
Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash flows from operating activities:
Net loss	$(90,373)	$(113,384)	$(190,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,346	59,491	46,471
Amortization of lease acquisition costs	93	92	93
Amortization of loan origination fees	71	55	126
Amortization of cloud computing arrangements	914	880	224
Non-cash operating lease cost	31,475	29,113	28,447
Loss on disposal of property and equipment	255	687	278
Stock-based compensation	39,024	49,532	78,736
Impairment and closure costs	1,835	90	2,542
Non-cash restructuring charges	701	5,281	13,026
Deferred income tax (benefit) expense	(1,412)	358	1,290
Change in fair value of contingent consideration	6,624	3,475	819
Changes in operating assets and liabilities:
Account receivable	(1,532)	(258)	(600)
Inventory	82	(686)	(480)
Prepaid expenses and other current assets	(22)	(3,789)	(2,637)
Operating lease liabilities	(18,318)	(22,290)	(13,955)
Accounts payable	759	9,871	(4,546)
Accrued payroll and benefits	1,585	6,551	(8,013)
Accrued expenses	3,313	1,163	5,732
Gift card and loyalty liability	1,616	781	177
Other non-current liabilities	(646)	(533)	(458)
Net cash provided by (used in) operating activities	43,390	26,480	(43,169)
Cash flows from investing activities:
Purchase of property and equipment	(84,457)	(89,672)	(96,889)
Purchase of intangible assets	(7,741)	(6,115)	(5,376)
Security and landlord deposits	(13)	122	242
Net cash used in investing activities	(92,211)	(95,665)	(102,023)
Cash flows from financing activities:
Proceeds from stock option exercise	12,765	5,388	4,758
Payment of contingent consideration	(3,868)	(10,421)	—
Payment of loan origination fees	—	—	(126)
Payment associated to shares repurchased for tax withholding	(2)	(166)	—
Net cash (used in) provided by financing activities	8,895	(5,199)	4,632
Net decrease in cash and cash equivalents and restricted cash	(39,926)	(74,384)	(140,560)
Cash and cash equivalents and restricted cash—beginning of year	257,355	331,739	472,299
Cash and cash equivalents and restricted cash—end of year	$217,429	$257,355	$331,739

Supplemental disclosure of cash flow:
Cash paid for interest	$184	$50	$—
Non-cash investing and financing activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$9,791	$6,824	$7,980
Non-cash issuance of common stock associated with Spyce milestone achievement	$2,132	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 29, 2024, the Company owned and operated 246 restaurants in 22 states and Washington, D.C. The Company had 25 Net New Restaurant Openings in fiscal year 2024.
The Company was founded in November 2006 and incorporated in the state of Delaware in October 2009 and currently is headquartered in Los Angeles, California. The Company’s operations are conducted as one operating segment and one reportable segment. Additional details on the nature of the Company’s business and their reportable operating segment is included in Note 15, “Segment Reporting”.

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the last Sunday of the calendar year. Fiscal years 2024 and 2022 were 52-week periods that ended December 29, 2024 and December 25, 2022, respectively. Fiscal year 2023 was a 53-week period that ended December 31, 2023. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
Management’s Use of Estimates—The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets and right-of-use assets (“ROU assets”), legal liabilities, valuation of the contingent consideration liability, lease accounting matters, and stock-based compensation. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ from those estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of December 29, 2024 and December 31, 2023, were $2.3 million and $3.0 million, respectively.
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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying consolidated balance sheets to the total amount shown in its consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$214,789	$257,230
Restricted cash, non-current	2,640	125
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$217,429	$257,355
Approximately $2.5 million of the restricted cash balance as of December 29, 2024 was associated with letters of credit required by the Company’s workers’ compensation insurance policy. The remaining balance was associated with letters of credit from lease agreements.
Concentrations of Risk— The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $0.3 million.
As of December 29, 2024, December 31, 2023, and December 25, 2022, approximately 25%, 28%, and 32%, respectively, of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.

Other Current Assets— Other current assets primarily consist of the Employee Retention Credit “ERC”, outstanding receivables from the Company’s distributors and current amortization of deferred costs.

Other Assets— Other Assets primarily consist of deferred costs, which are capitalized implementation costs from cloud computing arrangements in relation the Company’s enterprise resource planning system (“ERP”). These costs amounted to $3.8 million and $4.2 million as of December 29, 2024 and December 31, 2023 and were recorded within other assets in the consolidated balance sheets. The amortization of these costs are recognized within the Company’s consolidated statement of operations under general and administrative expenses over a useful life of seven years.

Accounts Receivable— Accounts receivable primarily consists of receivables from distributors and receivables from the Company’s Marketplace and Outpost and Catering Channels.
Inventory— Inventory, consisting primarily of food, beverages and supplies, is valued at the lower of cost first-in, first-out cost or net realizable value.
Prepaid Expenses— Prepaid expenses primarily include prepaid office systems, which we amortize over the life of the contract, and prepaid insurance, which is expensed in the period for which it relates.
Property and Equipment—Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Property and Equipment	Useful Life
Leasehold improvements	Shorter of lease term or estimated asset life
Furniture and fixtures	5 years
Kitchen equipment	5 - 10 years
Computers and other equipment	3 years
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
The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants, after the restaurant construction is past the planning stage and it is considered probable that the restaurant will open. These costs are included in property and equipment and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $0.2 million, $0.3 million and $0.9 million for each of the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively. The Company capitalized internal costs related to site selection and construction activities of $4.6 million and $4.7 million for the fiscal years ended December 29, 2024 and December 31, 2023, respectively.
On September 7, 2021, the Company closed its acquisition of Spyce, a Boston-based restaurant company powered by automation technology, allowing the Company to serve its food in its restaurants via automation (see Note 3). Automated technology associated with the Company’s Infinite Kitchen is included in kitchen equipment within property and equipment. Total research and development was $1.0 million, $1.2 million and $2.0 million for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, respectively. These costs are primarily costs incurred to develop and improve the Infinite Kitchen, and are recorded within general and administrative costs in the Company’s accompanying consolidated statement of operations.

Restructuring Charges— Restructuring charges are expenses that are paid in connection with reorganization of the Company’s operations during fiscal year 2022 as well as the amortization of the underlying operating lease asset and related real estate and common area maintenance fees (“CAM”) charges. Additionally, in conjunction with the Company’s implementation of ASC Topic 842 (“ASC 842”), operating lease assets were evaluated for impairment, and any impairment charges incurred in relation to the assets impacted by the Company’s restructuring was considered a restructuring charge.

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

For fiscal years 2024 and 2023, stemming from the 2022 reorganization, the Company recorded restructuring charges of $2.3 million and $7.4 million, respectively, primarily related to operating lease asset impairment costs recognized in fiscal year 2023 from the Company’s vacated former Sweetgreen Support Center as well as the amortization of the underlying operating lease asset and related real estate and common area maintenance fees (“CAM”) charges. Total operating lease costs included in restructuring charges for fiscal years for 2024 and 2023 were $1.5 million and $1.8 million, respectively, and total variable leases costs included in restructuring charges for fiscal years 2024 and 2023 were $0.5 million and $0.5 million, respectively.
Contingent Consideration—Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of December 29, 2024 was $15.0 million, of which $9.7 million was included in other current liabilities and $5.3 million was included in contingent consideration liability within the consolidated balance sheets. The fair value of the liability as of December 31, 2023 was $8.4 million and included in contingent consideration liability within the consolidated balance sheets. See Note 3.

Changes in fair value of the contingent consideration is recognized within other expense in the accompanying consolidated statement of operations.
Other Current Liabilities—The other current liabilities is comprised of the short-term portion of the contingent consideration liability. See Note 3.
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
The Company performed the qualitative assessment above and concluded that the fair value of the reporting unit is more likely than not to exceed the carrying value, and did not record any impairment charges related to the carrying amount of goodwill during the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022.
Fair value estimates are subject to change as a result of many factors, including changes in business plans, economic conditions, and the competitive environment, among others. Should actual cash flows and the Company’s future estimates vary adversely from current estimates, the Company may be required to recognize goodwill impairment charges in future years.
Intangible Assets, net— External costs and certain internal costs, including payroll and payroll-related costs for employees, directly associated with developing computer software applications for internal use are capitalized subsequent to the preliminary stage of development as well as developed technology associated with the Company’s Infinite Kitchen. Internal-use software costs are amortized using the straight-line method over a three year estimated useful life of the software when the project is substantially complete and ready for its intended use.
Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years.

Lease Acquisition Costs— Lease acquisition costs included key money which is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease. These costs are amortized over the respective lease terms that range from 10 to 15 years and are presented net of accumulated amortization.
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
In-Store Channel (Non-Digital component) refers to sales to customers who make in-store purchases in the Company’s restaurants, whether they pay by cash or credit card, or digital scan-to-pay. Purchases made in the Company’s In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in the Company’s In-Store Channel via digital scan-to-pay, prior to its elimination in 2023, were included as part of the Company’s Owned Digital Channels.
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

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecast, restructuring activities and anticipated store closures, occurred for certain restaurants and its Support Center, that required an impairment review of the Company’s long-lived assets. No indicators of impairment were found for the Company’s intangible assets for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022.

Based on the results of the analysis, for the fiscal year ended December 29, 2024, the Company recorded non-cash impairment charges of $1.7 million associated with one store location, which was recorded in impairment and closure costs within the consolidated statement of operations. Of the $1.7 million total non-cash impairment, $1.3 million was related to property and equipment, and $0.4 million was related to operating lease assets. During the fiscal year ended December 31, 2023, the Company recorded non-cash impairment charges of $4.3 million, related to the operating lease asset for the Company’s former Sweetgreen Support Center vacated previously during fiscal year 2022, which was recorded under restructuring charges within the consolidated statement of operations. During the fiscal year ended December 25, 2022 the Company recorded non-cash impairment charge of $15.0 million, of which $8.8 million was related to property and equipment and $6.2 million was related to operating lease assets. Of the $8.8 million of property and equipment impairment, $6.8 million was associated with the Company’s vacated former Sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $2.0 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $6.2 million of operating lease impairment, $5.8 million was associated with the Company’s vacated Sweetgreen Support Center and was recorded in restructuring charges within the consolidated statement of operations, and $0.4 million was associated with certain store locations and was recorded in impairment and closure costs within the consolidated statement of operations. Of the $15.0 million total non-cash impairment expense, $12.6 million was included within restructuring charges and $2.4 million was included within impairment and closure costs within the consolidated statement of operations.

Closure costs include lease and related costs associated with closed restaurants including the amortization of the operating lease asset, and expenses associated with common area maintenance fees and real estate taxes for previously impaired stores. During the fiscal year ended December 29, 2024, the Company recognized closure costs of $0.5 million related to the amortization of the operating lease asset and expenses associated with CAM and real estate taxes for previously closed stores, including three previously impaired stores that were closed during the fiscal year ended December 31, 2023. During the fiscal year ended December 25, 2022, the Company closed one store operated by Spyce, which was fully impaired in a prior period. This closure resulted in closure costs of $0.5 million.

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
Marketing and Public Relations—Marketing costs, which include the development and production of advertising materials and online marketing tools, are expensed in the period incurred. Marketing expense directly attributable to an individual restaurant is included within other restaurant operating costs. Marketing expense for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 was $16.9 million, $14.3 million and $14.5 million, respectively, of which $13.2 million, $10.7 million and $10.9 million, respectively, is included in general and administrative expense, $3.3 million, $3.1 million and $2.7 million, respectively, is included in other restaurant operating costs and $0.4 million, $0.5 million, and $1.0 million is included in preopening costs in the accompanying consolidated statements of operations.
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

The grant date fair value of restricted stock units (“RSUs”) is estimated based on the fair value of the Company’s common stock on the date of grant. Prior to the Company’s initial public offering (“IPO”) in November 2021, RSUs granted by the Company vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. The liquidity event-related performance vesting condition was achieved upon the consummation of the Company's IPO. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method. Since the Company’s IPO in November 2021, the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.

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
Net Loss Per Share—The Company calculated basic and diluted net loss per share by dividing income available to common stockholders by the weighted-average number of shares of common stock during each period.
Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share available to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022.
Employee Benefit Plan— The Company sponsors a qualified 401(k) defined contribution plan (the “401k Plan”) covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company previously matched 50% of an eligible employee’s contribution up to 3% of wages. An employee becomes eligible once the individual has worked at the Company for 6 months, has worked 500 or more hours, and is 21 years or older. The Company has temporarily paused this matching contribution, effective in the fourth fiscal quarter of 2022. For the fiscal year ended December 25, 2022 the matching contribution was $1.0 million.
Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU No. 2023-07 during the year ended December 29, 2024. See Note 15 "Segment Reporting" in the accompanying notes to the consolidated financial statements for further detail for the expanded disclosures as a result of adopting ASU No. 2023-07.

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
In November 2024, the FASB issued ASU No. 2024-03, "Disaggregation of Income Statement Expenses (Subtopic 220-40)." The ASU requires public entities to disaggregate, in a tabular presentation, certain income statement expenses into different categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and may be applied retrospectively. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

2.REVENUE RECOGNITION
Nature of products and services
The Company has one revenue stream. See Note 1 for a description of the revenue recognition policies.
The following table presents the Company’s revenue for the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 disaggregated by significant revenue channel:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023	December 25, 2022
Owned Digital Channels	$205,688	$212,872	$191,129
In-Store Channel (Non-Digital component)	295,300	242,073	177,996
Marketplace Channel	175,838	129,096	100,980
Total Revenue	$676,826	$584,041	$470,105
Gift Cards
Gift card liability included in gift card within the accompanying consolidated balance sheet was as follows:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023	December 25, 2022
Gift Card Liability	$4,385	$2,797	$2,016
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$730	$480	$378

3.FAIR VALUE
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of December 29, 2024				Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$14,974	—	—	14,974	$8,350	—	—	8,350

Contingent consideration as of December 29, 2024 was $15.0 million of which $9.7 million is included in other current liabilities and $5.3 million is included in contingent consideration within the consolidated balance sheets. The fair value of the contingent consideration was determined based on significant inputs not observable in the market.
Contingent Consideration

On September 7, 2021, the Company closed its acquisition of Spyce Food Co. (“Spyce”), a Boston-based restaurant company powered by automation technology. In connection with the Company’s acquisition the former equity holders of Spyce may receive up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the IPO (the “Reference Price”), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. Additionally, the former equity holders of Spyce may receive true-up payments in cash, as described here. If as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that has continually held their respective portion of the 1,316,763 total shares of the Company’s Class A common stock issued in connection with the acquisition during such period, the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price (“true-up payment”). As of the second anniversary of the closing date of the acquisition, the Company calculated the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price as $13.62. This resulted in a true-up payment of $10.4 million, due to 570,249 shares that did not meet the continuous holding requirement. The $10.4 million true-up payment is included within financing in the Consolidated Statements of Cash Flows as the payment is less than the original fair value of contingent consideration.

Additionally, if as of the date of the achievement of any of the three milestones, the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration, excluding the true-up payment, which was calculated as noted above, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million. Of this $6.0 million, $2.1 million was issued in Class A common stock, which resulted in 208,042 shares issued, and $3.9 million was issued in cash, based on a VWAP Price of $10.20. This amount became known as of December 31, 2023, and as the stock was issued and payment was made within one year from December 31, 2023, it was included in other current liabilities within the Consolidated Balance Sheets as of December 31, 2023. This amount was not disclosed as a level 3 estimate as of December 31, 2023 as it was a fixed and determinable amount as of December 31, 2023. The stock was issued and cash was paid during the fiscal year ended December 29, 2024.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent consideration
Balance—December 26, 2021	$20,477
Change in fair value	819
Balance—December 25, 2022	$21,296
True-up payment	(10,421)
Current portion of contingent consideration included in other current liabilities	(6,000)
Change in fair value	3,475
Balance—December 31, 2023	$8,350
Change in fair value	6,624
Balance—December 29, 2024	$14,974
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations. For the fiscal year ended December 29, 2024, the Company recorded non-cash impairment charges of $1.7 million associated with one store location, which was recorded in impairment and closure costs within the consolidated statement of operations. Of the $1.7 million total non-cash impairment, $1.3 million was related to property and equipment, and $0.4 million was related to operating lease assets.

		Fair Value Measurements at December 29, 2024			Fiscal Year Ended December 29, 2024
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$1,347
Operating lease assets	$6,001	$—	$—	$6,001	$389

		Fair Value Measurements at December 31, 2023			Fiscal Year Ended December 31, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Operating lease assets	$5,719	$—	$—	$5,719	$4,291

		Fair Value Measurements at December 25, 2022			Fiscal Year Ended December 25, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$8,821
Operating lease assets	$10,744	$—	$—	$10,744	$6,228

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if we are closing the restaurant. For the operating lease assets’ fair value estimate as of December 29, 2024, December 31, 2023, and December 25, 2022 the Company estimated the sublease income through early fiscal 2032 and discounted such cash flows using a property specific discount rate of approximately 9.0% to 9.5%.

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023
Leasehold improvements	$303,035	$262,191
Kitchen equipment	107,475	89,814
Computers and other equipment	44,295	37,984
Furniture and fixtures	43,045	36,692
Assets not yet placed in service	38,047	26,269
Total property and equipment	535,897	452,950
Less: accumulated depreciation	(239,412)	(186,048)
Property and equipment - net	$296,485	$266,902
Depreciation expense for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 was $56.4 million, $49.5 million, and $38.8 million, respectively.

Loss on asset disposals for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, was $0.3 million, $0.7 million, and $0.3 million, respectively.
As of December 29, 2024, the Company had nine facilities under construction due to open during 2025. Depreciation commences after a store opens and the related assets are placed in service. December 31, 2023, the Company had seven facilities under construction, all of which were opened during fiscal year 2024. Depreciation commences after a store opens and the related assets are placed in service.
For the fiscal year ended December 29, 2024, the Company recorded non-cash impairment charges of $1.3 million within impairment and closure costs, within the consolidated statement of operations. The Company did not record any non-cash impairment charges for the fiscal year ended December 31, 2023. For the fiscal year ended December 25, 2022, the Company recorded non-cash impairment charges of $8.8 million, of which $2.0 million was recorded within impairment and closure costs and $6.8 million was recorded within restructuring charges within the consolidated statement of operations.
5.INTANGIBLE ASSETS, NET
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023
Internal use software	$45,933	$38,336
Developed technology	20,050	20,050
Total intangible assets	65,983	58,386
Accumulated amortization	(41,943)	(30,979)
Total	$24,040	$27,407

Amortization expense for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 was $11.0 million, $10.0 million, and $7.7 million, respectively. Estimated amortization for each of the next five years is as follows:

(dollar amounts in thousands)
2025	$9,720
2026	7,664
2027	5,319
2028	1,337
Total	$24,040
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023
Fixed asset accrual	$5,983	$3,577
Accrued general and sales tax	4,625	3,438
Accrued settlements and legal fees	3,529	1,439
Rent deferrals and accrued rent	1,220	1,330
Accrued delivery fee	970	1,197
Other accrued expenses	10,237	9,864
Total accrued expenses	$26,564	$20,845
7.DEBT

Credit Facility—During fiscal year 2024, the Company was party to a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as amended, the “Credit Facility”) with EagleBank. The Credit Facility allowed the Company to borrow up to $45.0 million in the aggregate principal amount under a revolving facility, including the issuance of letters of credit up to $3.5 million. There have been no letters of credit issued, no borrowings, and no repayments under our credit facility during the fiscal years ended December 29, 2024, December 31, 2023, or December 25, 2022. The Company did not renew the Credit Facility in 2024 and it expired pursuant to its terms on December 13, 2024. As of December 29, 2024 and December 31, 2023, the Company had no outstanding balance under the Credit Facility.

As of December 31, 2023, the Company had unamortized loan origination fees of $0.1 million, which are included within the accompanying consolidated balance sheet in other current assets. The Company recognized $0.1 million of interest expense in both fiscal years 2024 and 2023, respectively, related to the amortization of loan origination fees.
8.LEASES

The components of lease cost were as follows:

(dollar amounts in thousands)	Classification	December 29, 2024	December 31, 2023	December 25, 2022
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	51,576	48,168	43,722
Variable lease cost	Occupancy and related expense General and administrative expense	12,219	11,055	7,958
Short term lease cost	Occupancy and related expense General and administrative expense	612	422	145
Sublease income	General and administrative expense	—	(356)	(711)
Total lease cost		$64,407	$59,289	$51,114

During the fiscal year ended December 29, 2024, the Company recorded a non-cash impairment charge related to operating lease assets of $0.4 million, which is recorded within impairment and closure costs in the consolidated financial statements. During the fiscal year ended December 31, 2023, the Company recorded non-cash impairment charges related to operating lease assets of $4.3 million, all of which is recorded within restructuring charges in the consolidated statement of operations. During fiscal year December 25, 2022, the Company recorded non-cash impairment charges related to operating lease assets of $6.2 million, of which $5.8 million is recorded within restructuring charges and $0.4 million is recorded within impairment and closure costs in the consolidated financial statements. See Note 1.

As of December 29, 2024, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2025	61,431
2026	61,647
2027	58,124
2028	52,188
2029	50,261
Thereafter	144,004
Total	427,655
Less: imputed interest	96,941
Total lease liabilities	330,714

As of December 29, 2024 the Company had additional operating lease commitments of $27.5 million for non-cancelable leases without a possession date, which the Company anticipates will commence in fiscal year 2025. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of December 29, 2024 and December 31, 2023 is as follows:

	December 29, 2024	December 31, 2023
Weighted average remaining lease term (years):
Operating Leases	7.32	7.41
Weighted average discount rate:
Operating Leases	6.75%	6.51%

Supplemental cash flow information related to leases as of December 29, 2024, December 31, 2023 and December 25, 2022 as follows:

	December 29, 2024	December 31, 2023	December 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$39,965	$42,425	$29,230
Right of use assets obtained in exchange for lease obligations:
Operating leases	$46,167	$24,416	$57.396
Derecognition of operating lease assets due to termination or impairment	$389	$4,291	$6,228

9.COMMON STOCK

The Company has a dual class common stock structure, whereby the Class A common stock is entitled to one vote per share and the Class B common stock is entitled to 10 votes per share. The Class A and Class B common stock have the same dividend and liquidation rights. Any founder’s shares of Class B common stock will convert automatically into Class A common stock, on a one-to-one basis, upon either the (i) the sale or transfer of such share of Class B common stock (except for certain permitted transfers described in the Company’s amended and restated certificate of incorporation, including transfers for tax and estate planning purposes or to any other founder or any affiliate of any founder) or (ii) the one-year anniversary of the death or permanent disability of such founder.

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

As of December 29, 2024 and December 31, 2023, the Company had reserved shares of common stock for issuance in connection with the following:

	December 29, 2024	December 31, 2023
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,169,869	13,219,388
Shares reserved for achievement of Spyce milestones	500,000	714,285
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	5,410,024	7,572,945
Shares available for future issuance under the 2021 Equity Incentive Plan	8,516,216	10,572,899
Total reserved shares of common stock	31,707,440	36,190,848
10.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan

During the fiscal year ended December 26, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The total number of shares available for grant as of December 29, 2024, was

8,516,216. Options granted generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

The Company issues shares of Class A common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2021 Plan. The 2021 Plan is administered by the board of directors, or a duly authorized committee of the Company’s board of directors. Options granted to members of the Company’s board of directors generally vest immediately.

All stock options, RSUs and performance based restricted stock awards (“PSUs”) granted prior to the 2021 Plan were rolled into the 2021 Plan. Awards granted prior to the adoption of the 2021 Plan had similar terms with each award vesting between one and 4 year period, and have a contractual life of 10 years.
Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of restricted stock that were issued to certain Spyce employees. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the fiscal years ended December 31, 2023 and December 25, 2022, the Company recognized stock-based compensation expense of $2.4 million and $3.4 million, respectively, related to the vested portion of such shares.

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

As of December 29, 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the fiscal years ended December 29, 2024 and December 31, 2023, including options assumed pursuant to the Spyce Plan, as described above:

(dollar amounts in thousands except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 25, 2022	13,813,922	$7.86	6.63	$34,454
Options granted	1,588,094	8.66
Options exercised	(929,963)	5.79
Options forfeited	(1,081,299)	11.25
Options expired	(171,366)	11.71
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	2,367,980	19.81
Options exercised	(1,990,576)	6.42
Options forfeited	(374,453)	15.71
Options expired	(52,470)	17.65
Balance—December 29, 2024	13,169,869	9.88	6.04	$297,037
Exercisable—December 29, 2024	10,057,794	7.77	5.18	$247,434
Vested and expected to vest—December 29, 2024	13,169,869	9.88	6.04	$297,037
The total intrinsic value of options exercised in fiscal years 2024, 2023 and 2022 was $50.8 million, $7.5 million and $13.6 million, respectively. The weighted-average fair value of options granted in fiscal years 2024, 2023 and 2022 was $9.72, $9.07, and $8.02, respectively, all of which were granted to employees.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the assumptions during the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 included in the table below. The Company has elected to account for forfeitures as they occur.

Input	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Risk-free interest rate	3.43%-4.69%	3.50%-4.90%	1.59%-3.95%
Expected term	5.79-6.21 years	5.81-6.22 years	5.08-6.60 years
Expected Volatility	45.38%	45.11%	44.25%
Dividend yield	0%	0%	0%
Fair Value of Common Stock—The Company’s board of directors determines the fair market value of its common stock based on its closing price as reported on close of business the day immediately preceding the date of grant on the New York Stock Exchange.
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

Expected Volatility—Given the timing of the IPO occurring in 2021, there is not sufficient share price history that extends through the expected term of the options, as such, the Company has elected to use an approximation based on the volatility of other comparable public companies, which compete directly with the Company, over the expected term of the options.
Dividend Yield—The Company has not issued regular dividends on common shares in the past nor does the Company expect to issue dividends in the foreseeable future. As such, the dividend yield has been estimated to be zero.
As of December 29, 2024, there was $21.6 million in unrecognized compensation expense related to unvested stock options arrangements and is expected to be recognized over a weighted average period 2.08 years.
Restricted Stock Units and Performance Stock Units

Restricted stock units

During the fiscal years ended December 29, 2024 and December 31, 2023, the Company issued 535,789 and 428,428 RSUs, respectively, to certain employees, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s closing stock price the business day immediately preceding the date of grant. The service period of these RSUs is satisfied over a range of 0 to 4 years. The RSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The following table summarizes the Company’s RSU activity for fiscal year ended December 29, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 31, 2023	951,517	$17.41
Granted	535,789	20.81
Released	(479,078)	20.39
Forfeited, cancelled, or expired	(98,204)	18.70
Balance—December. 29, 2024	910,024	$17.72
The weighted-average grant date fair value per RSU granted during the fiscal years ended December 31, 2023 and December 25, 2022 was $9.07 and $19.45, respectively. As of December 29, 2024, unrecognized compensation expense related to RSUs was $9.1 million and is expected to be recognized over a weighted average period of 1.67 years. The fair value of shares earned as of the vesting date during the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 was $13.7 million, $6.3 million, and $15.3 million, respectively.

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

The Company estimated the grant date fair value of the founder PSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation model within a hybrid framework with two possible scenarios (IPO and Change of Control). A Monte Carlo simulation model also calculates a derived service period for each of the seven vesting tranches, which is the measure of the expected time to achieve each Company stock price target, as described above. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. An expiration term of 10 years (as defined in the grant agreements) was considered in the IPO scenario while an expiration term of 3 years was considered in the Change of Control scenario. A volatility of 52.0 percent was considered within the IPO scenario consistent with the maximum term to expiration; whereas, a common stock volatility of 90.5 percent was considered in the Change of Control scenario, which is based on the ASC 718 analysis. The weighted-average grant date fair value of the founders PSUs was $16.35 per share. The Company will recognize total stock-based compensation expense of $103.0 million over the derived service period of each tranche, which is between 1.7 to 4.4 years, using the accelerated attribution method as long as the founders satisfy the service-based vesting condition. As of December 29, 2024 unrecognized compensation expense related to PSUs was $9.8 million and is expected to be recognized over a weighted average period of 0.72 years.
During the fiscal year ended December 29, 2024, the service condition and stock price goal for the first two tranches were met, resulting in 600,000 PSUs vesting and being released for each founder during that period (for a total of 1,800,000 PSUs vesting). The fair value of the total shares released as of the vesting date during the fiscal year ended December 29, 2024 was $67.8 million, solely related to the founder PSUs, and the Company incurred $1.1 million in payroll taxes associated with the transactions which are included in general and administrative expenses within the accompanying consolidated statement of operations.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. The Company will recognize stock compensation expense related to each performance-based milestone target as it becomes probable of occurring, based on the stock price on the date of grant. During the fiscal year ended December 29, 2024, the Company modified the number of shares underlying these grants and the vesting terms to remove the performance-based component, resulting in the total number of shares decreasing to 85,395, all of which are scheduled to vest on March 15, 2025. The expense related to these RSUs is included within the RSU section above.

During the fiscal years ended December 29, 2024 and December 31, 2023 the Company did not issue any PSUs. As described above, the Company granted a total of 6,621,248 PSUs during the fiscal year ended December 26, 2021 with a weighted average grant date fair value of $15.56. There were no grants, forfeitures, cancellations, or expirations since the grant date, and the founder PSUs released during the fiscal year ended December 29, 2024 are described above and summarized below.

The following table summarizes the Company’s PSU activity for the fiscal year ended December 29, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 31, 2023	6,621,428	$15.56
Granted	—	—
Released	(1,800,000)	18.19
Forfeited, cancelled, or expired	(321,428)	—
Balance—December. 29, 2024	4,500,000	$15.62

A summary of stock-based compensation expense recognized fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 is as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Stock-options	$11,773	$8,878	$10,505
Restricted stock units	8,546	8,557	32,037
Performance stock units	18,705	32,097	36,194
Total stock-based compensation	$39,024	$49,532	$78,736

11.INCOME TAXES

The Company’s entire pretax loss for the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 was from its U.S domestic operations. For the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, the Company recorded an income tax (benefit) expense of $(1.3) million, $0.4 million, and $1.3 million, respectively.

The components of the provision for income taxes for the fiscal year ended December 29, 2024, December 31, 2023, and December 25, 2022 are as follows (in thousands):

(dollar amounts in thousands)	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Current:
State	111	21	55
Total Current	111	21	55
Deferred:
Federal	(1,432)	323	1,271
State	20	35	19
Total deferred	(1,412)	358	1,290
Total provision for income taxes (benefit) expense	$(1,301)	$379	$1,345

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 29, 2024	December 31, 2023	December 25, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	4.2%	6.7%	7.1%
Permanent differences	(1.9%)	(0.8%)	(0.8%)
Change in valuation allowance	(19.5%)	(18.5%)	(7.8%)
Nondeductible executive compensation	(20.0%)	(8.2%)	(19.4%)
Stock compensation and related items	15.8%	—%	—%
Other	1.8%	(0.5%)	(0.8%)
Total	1.4%	(0.3%)	(0.7%)
Components of the Company’s net deferred tax (liabilities)/assets consisted of the following:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$219,918	$206,452
Charitable contributions	178	271
Deferred rent	23,111	21,045
Stock-based compensation expense	5,458	6,233
Accrued expenses	614	580
Deferred revenue	1,331	855
Other	5,738	5,140
Total deferred tax assets	256,348	240,576
Valuation allowance	(202,709)	(184,880)
Total deferred tax assets, net of valuation allowance	53,639	55,696
Deferred tax (liabilities):
Depreciation and amortization differences	(39,580)	(44,691)
State deferred taxes	(14,420)	(12,778)
Total deferred tax liabilities	(54,000)	(57,469)
Net deferred tax (liability) asset	$(361)	$(1,773)

As of December 29, 2024 and December 31, 2023, Company management assessed the realizability of deferred tax assets, in order to determine the need for a valuation allowance. As of the fiscal years ended December 29, 2024 and December 31, 2023, the Company is in a net deferred tax asset position of $202.7 million and $184.9 million, respectively. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
In concluding on its evaluation, Company management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 29, 2024 and December 31, 2023, a full valuation allowance of $202.7 million and $184.9 million, respectively, has been recorded against the deferred tax assets, which represents an increase of $17.8 million year over year.

As of December 29, 2024, the Company had U.S. Federal net operating loss carryforwards of $794.8 million, of which $692.9 million may be carried forward indefinitely, and the remaining carryforwards $101.9 million expire at various dates from 2029 through 2037. As of December 29, 2024, the Company had state net operating loss carryforwards of $682.6 million, of which $80.4 million may be carried forward indefinitely, and the remaining carryforwards of $602.2 million expire at various dates from 2024 through 2044.
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
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions in which it operates, and therefore is subject to tax examination by various taxing authorities. The Company is not currently under examination and is not aware of any issues under review that could result in significant payments, accruals or material deviation from its tax positions. As of December 29, 2024, tax years from 2019 to present remain open to examination under the statutes applied by the relevant taxing jurisdictions in which the Company files tax returns. Additionally, to the extent the Company utilizes tax attribute carryforwards, such as net operating losses, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities.
The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 29, 2024 and December 31, 2023, the Company had approximately $0.1 million and $0.4 million of unrecognized tax benefits, respectively. Due to the valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax provision in its financial statements, if applicable. The Company did not have any accrued interest of penalties associated with any uncertain tax positions, and no interest expense was recognized during the fiscal years ended December 29, 2024 and December 31, 2023. The following table summarizes the activity related to the Company’s gross uncertain tax positions for the fiscal years ended December 29, 2024 and December 31, 2023:

(dollar amounts in thousands)	December 29, 2024	December 31, 2023
Uncertain Tax Positions
Beginning of year balance	$431	$1,556
(Decreases) increases related to current year tax positions	(338)	(1,125)
End of year balance	$93	$431

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES

Act”), through December 31, 2021. The ARPA did not have a material impact on the Company’s consolidated financial statements. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the Employee Retention Credit “ERC” by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million, within general and administrative expenses in the Consolidated Statement of Operations for the fiscal year ended December 31, 2023 as an offset to Social Security tax expense. As of December 31, 2023 the Company received $3.4 million cash payment reducing the ERC receivable within other current assets on the Consolidated Balance Sheet to $3.6 million. No additional cash payments receipts have been received to date.
12.NET LOSS PER SHARE
During the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.
The following table sets forth the computation of net loss per common share:

(dollar amounts in thousands)	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Numerator:
Net loss	$(90,373)	$(113,384)	$(190,441)
Denominator:
Weighted-average common shares outstanding—basic and diluted	114,321,672	111,907,675	110,128,287
Earnings per share—basic and diluted	$(0.79)	$(1.01)	$(1.73)
The Company’s potentially dilutive securities, which include options to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
Options to purchase common stock	13,169,869	13,219,388	13,813,922
Time-based vesting restricted stock units	910,024	951,517	1,780,681
Performance stock units	4,500,000	6,621,428	6,621,428
Contingently issuable stock	500,000	714,285	714,285
Total common stock equivalents	19,079,893	21,506,618	22,930,316
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the property leased by the Company for the Company’s principal corporate headquarters. For the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 total payments to Welcome to the Dairy, LLC, totaled $3.9 million, $4.2 million, and $5.2 million, respectively.

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

15.Reportable Segment
The Company’s operations are conducted as one operating segment and one reportable segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. The Company defines its segments based on the way the Company’s internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has one revenue stream, which is derived from retail sales of food and beverages by company-owned restaurants within the United States. The Company’s approach to designing its menu and related food and beverage offerings are consistent throughout the United States. Additionally, the Company’s food ethos, manners in which stores are operated and available channels are consistent throughout the United States. Based on these factors, the CODM manages business activities, allocates resources and assess financial performance on a consolidated basis. The accounting policies are the same as those described in the summary of significant accounting policies. Sweetgreen does not have intra-company sales or transfers.

The CODM assesses performance for Sweetgreen and decides how to allocate resources based on Net loss as reported on the Consolidated Statement of Operation. The CODM uses Net loss to monitor budget versus actual results as well as benchmarking Sweetgreen to its competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of Sweetgreen. The assets of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements. Therefore, no further information is disclosed herein.

Other than certain disaggregated expense information provided in relation to General and Administrative expense (“G&A”), significant expenses regularly provided to the CODM is presented on the face of the statement of operations. The CODM is also regularly provided disaggregated expense information for G&A, which is disaggregated between operating support center cost, stock-based compensation, all of which was included within G&A (see note 10), and other expenses, as shown below:

	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023	Fiscal Year Ended December 25, 2022
General and administrative
Operating support center cost(1)	$107,626	$95,452	$107,697
Stock-based compensation	39,024	49,532	78,736
Other expenses(2)	3,292	1,778	934
Total General and administrative	$149,942	$146,762	$187,367

(1)Operating support center costs consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as brand-related marketing.
(2)Other expense typically includes expenses recorded for accruals related to legal settlements, one-time costs incurred to acquire Spyce, amortization costs associated with the implementation of our Enterprise Risk Management system and the employer portion of the founder performance stock unit payroll tax.

Additionally, the CODM regularly reviews interest income, interest expense, depreciation and amortization and income tax expense, which are included on the face of the income statement.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2024.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2024, which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 29, 2024 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sweetgreen, Inc. and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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
February 26, 2025

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information set forth under the captions “Proposal 1—Election of Directors” and “Executive Officers” in the definitive proxy statement for our 2025 annual meeting of stockholders, which will be filed no later than 120 days after December 29, 2024 (the “2025 Proxy Statement”).

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

We have an insider trading policy and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information set forth under the captions “Executive Compensation,” “Non-Employee Director Compensation” and “Board and Corporate Governance Highlights” in the 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement. Information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in the 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Person Transactions” in the 2025 Proxy Statement. Information required by this item regarding director independence is incorporated by reference to the information set forth under the caption “Board and Corporate Governance Highlights” in the 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth under the caption “Proposal 2—Ratification of Selection of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-260472	4.1	11/09/2021

4.2	Description of Capital Stock	10-K	001-41069	4.2	03/04/2022

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 3, 2021, by and between the Registrant and certain of its stockholders.	S-1	333-260472	10.1	10/25/2021

10.2+	Sweetgreen, Inc. 2009 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.2	10/25/2021

10.3+	Sweetgreen, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.3	10/25/2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Awards Under the 2019 Equity Incentive Plan.	S-1	333-260472	10.4	10/25/2021

10.5+	Sweetgreen, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-41069	10.5	2/29/2024

10.6+	Spyce Food Co. 2016 Stock Option and Grant Plan.	S-1	333-260472	10.6	10/25/2021

10.7+	Sweetgreen, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260472	10.7	10/25/2021

10.8+	Non-Employee Director Compensation Policy.	S-1	333-260472	10.8	10/25/2021

10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-260472	10.9	10/25/2021

10.10+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jonathan Neman.	S-1	333-260472	10.10	10/25/2021

10.11+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Nicolas Jammet.	10-K	001-41069	10.11	2/29/2024

10.12+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Nathaniel Ru.	10-K	001-41069	10.13	2/29/2024

10.13+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Mitch Reback.	10-K	001-41069	10.14	2/29/2024

10.14+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Wouleta Ayele.	10-K	001-41069	10.15	2/29/2024

10.15+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Adrienne Gemperle.	10-K	001-41069	10.16	2/29/2024

10.16+	Executive Employment Agreement, effective February 5, 2024, by and between the Registrant and Rossann Williams.	10-K	001-41069	10.17	2/29/2024

10.17	Lease Agreement, dated as of May 23, 2019, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.13	10/25/2021

10.18	First Amendment to Lease Agreement, dated as of August 12, 2020, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.14	10/25/2021

10.19+	Form of Exchange Agreement by and among the Registrant, Jonathan Neman, Nicolas Jammet, Nathaniel Ru, and certain related entities.	S-1	333-260472	10.17	10/25/2021

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant.	10-K	001-41069	21.1	2/29/2024

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signatures page of the Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Incentive Compensation Recoupment Policy	10-K	001-41069	97.1	2/29/2024

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Schema Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 26, 2025.

SWEETGREEN, INC.

By:	/s/ Jonathan Neman
Name:	Jonathan Neman
Title:	Chief Executive Officer

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 26, 2025.

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

Signature	Title	Date

/s/ Jonathan Neman	Chief Executive Officer and Director	February 26, 2025
Jonathan Neman	(Principal Executive Officer)

/s/ Nicolas Jammet	Chief Concept Officer and Director	February 26, 2025
Nicolas Jammet

/s/ Nathaniel Ru	Chief Brand Officer and Director	February 26, 2025
Nathaniel Ru

/s/ Mitch Reback	Chief Financial Officer	February 26, 2025
Mitch Reback	(Principal Financial Officer and Principal Accounting Officer)

/s/ Neil Blumenthal	Director	February 26, 2025
Neil Blumenthal

/s/ Julie Bornstein	Director	February 26, 2025
Julie Bornstein

/s/ Cliff Burrows	Director	February 26, 2025
Cliff Burrows

/s/ Valerie Jarrett	Director	February 26, 2025
Valerie Jarrett

/s/ Youngme Moon	Director	February 26, 2025
Youngme Moon

/s/ Bradley Singer	Director	February 26, 2025
Bradley Singer
S-3