Form 10-Q
period 2025-03-30
Sweetgreen, Inc.
filed 2025-05-08
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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

The registrant had 105,788,297 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of May 5, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics; our liquidity and the sufficiency of our capital resources; our plans to open new restaurants and incorporate additional Infinite Kitchen units into our fleet; our expectations regarding financial and macroeconomic trends; the impacts of tariffs and our ability to mitigate such impacts; the impacts of seasonality or extreme weather events; our plans regarding innovation, including the Infinite Kitchen, and the resulting potential benefit to our business; our ability to achieve or maintain profitability; and management’s plans, priorities, initiatives and strategies. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively, uncertainties regarding changes in economic conditions and geopolitical events, and the customer behavior trends they drive, our ability to open new restaurants, our ability to effectively identify and secure appropriate sites for new restaurants, our ability to expand into new markets and the risks such expansion presents, the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations, the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants, our ability to build, deploy, and maintain our proprietary kitchen automation technology, known as the Infinite Kitchen, in a timely and cost-effective manner, our ability to preserve the value of our brand, food safety and foodborne illness concerns, the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce, the impact of pandemics or disease outbreaks, our ability to achieve profitability in the future, our ability to identify, complete, and integrate acquisitions, the effect on our business of governmental regulations, including but not limited to any future regulations that impose taxes, tariffs, or duties on food products, supplies or other items that we purchase, changes in employment laws, the effect on our business of expenses and potential management distraction associated with litigation, potential privacy and cybersecurity incidents, the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards, and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and elsewhere in this Quarterly Report.

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

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the
i

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. One restaurant was excluded from the Comparable Restaurant Base for the thirteen weeks ended March 30, 2025. Such adjustment did not result in a material change to our key performance metrics. No restaurants were excluded from our Comparable Restaurant Base for the thirteen weeks ended March 31, 2024.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash, credit card, or digital scan-to-redeem associated with our SG Rewards loyalty program. Purchases made in our In-Store Channel via cash or credit card are referred to as “Non-Digital” transactions, and purchases made in our In-Store Channel via digital scan-to-redeem are included as part of our Owned Digital Channels (defined below).

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

Owned Digital Channels. Owned Digital Channels encompasses our Pick-Up Channel, Native Delivery Channel, and Outpost and Catering Channel, and purchases made in our In-Store Channel via digital scan-to-earn and scan-to-redeem associated with our SG Rewards loyalty program.

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

ii

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
iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of March 30, 2025	As of December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$183,893	$214,789
Accounts receivable	7,912	5,034
Inventory	2,119	1,987
Prepaid expenses	7,293	7,844
Current portion of lease acquisition costs	93	93
Other current assets	4,856	4,790
Total current assets	206,166	234,537
Operating lease assets	262,357	257,496
Property and equipment, net	298,234	296,485
Goodwill	35,970	35,970
Intangible assets, net	23,652	24,040
Security deposits	1,319	1,419
Lease acquisition costs, net	310	333
Restricted cash	2,703	2,640
Other assets	3,609	3,838
Total assets	$834,320	$856,758
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$37,703	$41,773
Accounts payable	18,365	18,698
Accrued expenses	25,998	26,564
Accrued payroll	9,194	14,716
Gift cards and loyalty liability	4,704	4,413
Other current liabilities	8,858	9,663
Total current liabilities	104,822	115,827
Operating lease liabilities, net of current portion	291,695	288,941
Contingent consideration liability	4,431	5,311
Other non-current liabilities	167	173
Deferred income tax liabilities	451	361
Total liabilities	$401,566	$410,613
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 105,764,926 and 105,200,553 Class A shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively; 300,000,000 Class B shares authorized, 11,893,558 and 11,915,758 Class B shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	118	117
Additional paid-in capital	1,333,033	1,321,386
Accumulated deficit	(900,397)	(875,358)
Total stockholders’ equity	432,754	446,145
Total liabilities and stockholders’ equity	$834,320	$856,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Revenue	$166,304	$157,850
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	43,992	43,718
Labor and related expenses	48,071	45,766
Occupancy and related expenses	15,674	14,448
Other restaurant operating costs	28,880	25,381
Total restaurant operating costs	136,617	129,313
Operating expenses:
General and administrative	38,337	36,865
Depreciation and amortization	17,106	16,427
Pre-opening costs	1,696	1,432
Impairment and closure costs	94	157
Loss on disposal of property and equipment	86	66
Restructuring charges	905	505
Total operating expenses	58,224	55,452
Loss from operations	(28,537)	(26,915)
Interest income	(1,903)	(3,016)
Interest expense	—	19
Other expense (Income)	(1,685)	2,059
Net loss before income taxes	(24,949)	(25,977)
Income tax expense	90	90
Net loss	$(25,039)	$(26,067)
Earnings per share:
Net loss per share basic and diluted	$(0.21)	$(0.23)
Weighted average shares used in computing net loss per share basic and diluted	117,307,189	112,772,776
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended March 30, 2025 and March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2023	112,639,146	$113	$1,267,469	$(784,985)	$482,597
Net loss	—	—	—	(26,067)	(26,067)
Exercise of stock options	257,201	—	1,990	—	1,990
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Issuance of common stock related to restricted shares	105,371	—	—	—	—
Stock-based compensation expense	—	—	9,626	—	9,626
Balances at March 31, 2024	113,209,760	$113	$1,281,217	$(811,052)	$470,278

Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
Net loss	—	—	—	(25,039)	(25,039)
Exercise of stock options	210,708	1	1,682	—	1,683
Issuance of common stock related to performance stock units	—	—	—	—	—
Issuance of common stock related to restricted shares	341,116	—	—	—	—
Shares repurchased for employee tax withholding	(9,651)	—	(256)	—	(256)
Stock-based compensation expense	—	—	10,221	—	10,221
Balances at March 30, 2025	117,658,484	$118	$1,333,033	$(900,397)	$432,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(25,039)	$(26,067)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,106	16,427
Amortization of lease acquisition	23	23
Amortization of loan origination fees	—	19
Amortization of cloud computing arrangements	242	226
Non-cash operating lease cost	8,341	7,547
Loss on fixed asset disposal	86	66
Stock-based compensation	10,221	9,626
Non-cash impairment and closure costs	26	24
Non-cash restructuring charges	221	175
Deferred income tax expense	90	90
Change in fair value of contingent consideration liability	(1,685)	2,027
Changes in operating assets and liabilities:
Accounts receivable	(2,878)	(2,088)
Inventory	(131)	215
Prepaid expenses and other assets	473	775
Operating lease liabilities	(14,764)	(5,820)
Accounts payable	(948)	1,884
Accrued payroll and benefits	(5,522)	(3,009)
Accrued expenses	725	966
Gift card and loyalty liability	291	340
Other non-current liabilities	(6)	(20)
Net cash (used in) provided by operating activities	(13,128)	3,426
Cash flows from investing activities:
Purchase of property and equipment	(16,732)	(13,410)
Purchase of intangible assets	(2,500)	(1,612)
Security and landlord deposits	100	—
Net cash used in investing activities	(19,132)	(15,022)
Cash flows from financing activities:
Proceeds from stock option exercise	1,683	1,990
Payment of contingent consideration	—	(3,868)
Payment associated to shares repurchased for tax withholding	(256)	—
Net cash provided by (used in) financing activities	1,427	(1,878)
Net decrease in cash and cash equivalents and restricted cash	(30,833)	(13,474)
Cash and cash equivalents and restricted cash—beginning of year	217,429	257,355
Cash and cash equivalents and restricted cash—end of period	$186,596	$243,881
Supplemental disclosure of cash flow information
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$9,112	$7,474
Non-cash issuance of common stock associated with Spyce milestone achievement	$—	$2,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 30, 2025, the Company owned and operated 251 restaurants in 22 states and Washington, D.C. During the thirteen weeks ended March 30, 2025, the Company had 5 Net New Restaurant Openings.
The Company was founded in November 2006 and incorporated in the state of Delaware in October 2009 and currently is headquartered in Los Angeles, California. The Company’s operations are conducted as one operating segment and one reportable segment. Additional details on the nature of the Company’s business and their reportable operating segment is included in Note 15, “Reportable Segment”.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports and should be read in conjunction with the consolidated financial statements for the fiscal year ended December 29, 2024.
Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December. Fiscal year 2025 is a 52-week period that ends December 28, 2025 and fiscal year 2024 was a 52-week period that ended December 29, 2024. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
Management’s Use of Estimates—The condensed consolidated financial statements have been prepared by the Company in accordance with GAAP and the rules and regulations of the SEC. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates made by the Company include the income tax valuation allowance, impairment of long-lived assets and right-of-use assets, legal liabilities, valuation of the contingent consideration liability, lease accounting matters, and stock-based compensation. These estimates are based on information available as of the date of the condensed consolidated financial statements; therefore, actual results could differ from those estimates.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of March 30, 2025 and December 29, 2024, were $5.6 million and $2.3 million, respectively.
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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of March 30, 2025	As of December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$183,893	$214,789
Restricted cash, noncurrent	2,703	2,640
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$186,596	$217,429

Approximately $2.5 million of the restricted cash balance as of March 30, 2025 was associated with letters of credit required by the Company’s workers’ compensation insurance policy. The remaining balance was associated with letters of credit from lease agreements.

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
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen weeks ended March 30, 2025 and March 31, 2024 disaggregated by significant revenue channel:

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024
Owned Digital Channels	$52,984	$51,812
In-Store Channel (Non-Digital component)	66,706	64,927
Marketplace Channel	46,614	41,111
Total Revenue	$166,304	$157,850
Gift Cards
Gift card liability included in gift card and loyalty liability within the accompanying condensed consolidated balance sheet was as follows:

(dollar amounts in thousands)	As of March 30, 2025	As of December 29, 2024
Gift Card Liability	$4,624	$4,385

Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$411	$664

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of March 30, 2025				Fair Value Measurements as of December 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	13,289	—	—	13,289	14,974	—	—	14,974

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

The fair value of the liability as of March 30, 2025 was $13.3 million, of which $8.9 million was included in other current liabilities and $4.4 million was included in contingent consideration liability within the condensed consolidated balance sheets. Contingent consideration as of December 29, 2024 was $15.0 million of which $9.7 million is included in other current liabilities and $5.3 million is included in contingent consideration within the consolidated balance sheets.
The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 29, 2024	$14,974
Change in fair value	(1,685)
Balance—March 30, 2025	$13,289
During the thirteen weeks ended March 30, 2025 and March 31, 2024, the Company did not recognize any impairment charges.

4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of March 30, 2025	As of December 29, 2024
Leasehold improvements	$307,765	$303,035
Kitchen equipment	115,231	107,475
Computers and other equipment	45,736	44,295
Furniture and fixtures	44,006	43,045
Assets not yet placed in service	39,874	38,047
Total property and equipment	552,612	535,897
Less: accumulated depreciation	(254,378)	(239,412)
Property and equipment, net	$298,234	$296,485
Depreciation expense for the thirteen weeks ended March 30, 2025 and March 31, 2024 was $14.4 million and $13.7 million, respectively.
As of March 30, 2025, the Company had 9 facilities under construction due to open during fiscal year 2025. As of December 29, 2024, the Company had 9 facilities under construction, 5 of which opened in fiscal year 2025 to date, and the remaining 4 due to open during fiscal year 2025. Depreciation commences after a store opens and the related assets are placed in service.
5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirteen weeks ended March 30, 2025, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of March 30, 2025	As of December 29, 2024
Internal use software	$48,252	$45,933
Developed technology	20,050	20,050
Total intangible assets	68,302	65,983
Accumulated amortization	(44,650)	(41,943)
Intangible assets, net	$23,652	$24,040

Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years.

Amortization expense for intangible assets was $2.7 million and $2.8 million for the thirteen weeks ended March 30, 2025 and March 31, 2024, respectively.

Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2025	$7,689
2026	8,437
2027	6,092
2028	1,434
Total	$23,652
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of March 30, 2025	As of December 29, 2024
Accrued general and sales tax	6,288	4,625
Fixed asset accrual	$4,689	$5,983
Accrued settlements and legal fees	1,869	3,529
Rent deferrals and accrued rent	1,057	1,220
Accrued delivery fee	1,103	970
Other accrued expenses	10,992	10,237
Total accrued expenses	$25,998	$26,564
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

The components of lease cost for the thirteen weeks ended March 30, 2025 and March 31, 2024 were as follows:

		Thirteen weeks ended
(dollar amounts in thousands)	Classification	March 30, 2025	March 31, 2024
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$13,724	$12,382
Variable lease cost	Occupancy and related expense General and administrative expense	3,138	2,947
Short term lease cost	Occupancy and related expense General and administrative expense	79	114
Total lease cost		$16,941	$15,443

As of March 30, 2025, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2025	$40,614
2026	63,345
2027	60,136
2028	54,256
2029	52,347
Thereafter	157,421
Total	$428,119
Less: imputed interest	98,721
Total lease liabilities	$329,398

As of March 30, 2025 and December 29, 2024 the Company had additional operating lease commitments of $22.1 million and $27.5 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in the near future. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of March 30, 2025 and December 29, 2024 is as follows:

	March 30, 2025	December 29, 2024
Weighted average remaining lease term (years):
Operating Leases	7.28	7.32
Weighted average discount rate:
Operating Leases	6.79%	6.75%

Supplemental cash flow information related to leases for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	March 30, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$19,994	$10,610
Right of use assets obtained in exchange for lease obligations:
Operating leases	$13,448	$7,357
9.COMMON STOCK
As of March 30, 2025 and December 29, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	As of March 30, 2025	As of December 29, 2024
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,099,610	13,169,869
Shares reserved for achievement of Spyce milestones	500,000	500,000
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	5,237,201	5,410,024
Shares available for future issuance under the 2021 Equity Incentive Plan	7,209,966	8,516,216
Total reserved shares of common stock	31,158,108	31,707,440

10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

During the fiscal year ended December 26, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen weeks ended March 30, 2025 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

The Company issues shares of Class A common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2021 Plan. The 2021 Plan is administered by the Company’s board of directors (the “Board”), or a duly authorized committee of the Board. Options granted to members of the Board generally vest immediately.

2009 Stock Plan and 2019 Equity Incentive Plan

Prior to the Company’s IPO, the Company granted stock options, RSUs and performance-based restricted stock awards (“PSUs”) to its employees, as well as non-employees (including directors and others who provide substantial services to the Company) under the Company’s 2009 Stock Plan and 2019 Equity Incentive Plan (collectively, the “Prior Stock Plans”). Under the Prior Stock Plans, the Company was permitted to grant incentive stock options to the Company’s employees and non-qualified stock options to the Company’s employees and non-employees, as well as stock appreciation rights, restricted stock awards, RSUs (including PSUs), and other forms of stock awards to the Company’s employees, directors and consultants and any of the Company’s affiliated employees and consultants.

Options granted in the fiscal year ended December 26, 2021 and prior generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Plan is effective; however, awards outstanding under the Prior Stock Plans continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of restricted stock that were issued to certain Spyce employees. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date.

2021 Employee Stock Purchase Plan

In conjunction with the IPO, the Board adopted, and the Company’s stockholders approved, the Company’s 2021 employee stock purchase plan (the “ESPP”). The Company’s ESPP authorizes the issuance of 3,000,000 shares of common stock under purchase rights granted to the Company’s employees or to the employees of any of its designated affiliates. The number of shares of the Company’s common stock reserved for issuance will automatically increase on January 1 of each year for a period of 10 years, which began on January 1, 2023, by the lesser of (i) 1% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year; and (ii) 4,300,000 shares, except before the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). On January 1, 2023, the ESPP authorized shares to be increased by 1,111,331 to 4,111,331 in accordance with the above. The Board delegated the authority to manage the ESPP to the

Compensation Committee of the Board, which determined that there would be no increase in the share reserve under the ESPP in 2024 or 2025.

As of March 30, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 30, 2025 and March 31, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	1,218,048	23.80
Options exercised	(210,708)	8.03
Options forfeited	(58,903)	21.31
Options expired	(18,696)	14.10
Balance—March 30, 2025	14,099,610	$11.06	6.16	$207,895

Exercisable—March 30, 2025	10,171,502	$7.95	5.05	$179,084

Vested and expected to vest—March 30, 2025	14,099,610	$11.06	6.16	$207,895

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	1,720,782	15.52
Options exercised	(257,201)	7.74
Options forfeited	(80,989)	13.51
Options expired	(32,840)	18.97
Balance—March 31, 2024	14,569,140	$8.63	6.26	$242,599

Exercisable—March 31, 2024	10,419,232	$6.92	5.19	$191,264

Vested and expected to vest—March 31, 2024	14,569,140	$8.63	6.26	$242,599
The weighted-average fair value of options granted during the thirteen weeks ended March 30, 2025 and March 31, 2024 was $11.99 and $7.58, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of March 30, 2025, there was $33.0 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.25 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirteen weeks ended March 30, 2025 and March 31, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 29, 2024	910,024	$17.72
Granted	181,377	23.59
Released	(341,116)	20.56
Forfeited	(13,084)	20.24
Balance—March 30, 2025	737,201	17.81

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	951,517	$17.41
Granted	369,031	16.83
Released	(116,649)	18.41
Forfeited	(25,988)	17.47
Balance—March 31, 2024	1,177,911	$17.13

As of March 30, 2025, unrecognized compensation expense related to RSUs was $8.9 million and is expected to be recognized over a weighted average period of 1.71 years. The fair value of shares released as of the vesting date during the thirteen weeks ended March 30, 2025 was $8.6 million.

Performance stock units

As of December 29, 2024, there were 4,500,000 performance stock units outstanding with a weighted-average grant date fair value of $15.62. There was no PSU activity during the thirteen weeks ended March 30, 2025.

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of March 30, 2025, unrecognized compensation expense related to the founder PSUs was $6.4 million and is expected to be recognized over a weighted average period of 0.66 years.

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders (“Spyce PSUs”) based on three separate performance-based milestone targets. During the thirteen weeks ended March 31, 2024, the Company modified the number of shares underlying these grants and the vesting terms to remove the performance-based component, resulting in the total number of shares decreasing to 85,395, all of which vested on March 15, 2025. The expense related to these RSUs is included within the RSU section above.

There were no PSU grants during the thirteen weeks ended March 31, 2024.

A summary of stock-based compensation expense recognized during the thirteen weeks ended March 30, 2025 and March 31, 2024 is as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024
Stock-options	$2,618	$2,336
Restricted stock units	4,208	1,648
Performance stock units	3,395	5,642
Total stock-based compensation	$10,221	$9,626
11.INCOME TAXES
The Company’s entire pretax loss for the thirteen weeks ended March 30, 2025 and March 31, 2024 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For both the thirteen weeks ended March 30, 2025 and March 31, 2024, there were no significant discrete items recorded and the Company recorded $0.1 million in income tax expense.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits (“ERC”), which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the ERC, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. As of March 30, 2025 and December 29, 2024, the Company has received $3.4 million in cash payments, reducing the ERC receivable within other current assets on the Condensed Consolidated Balance Sheet to $3.6 million. No additional cash payments have been received as of March 30, 2025.
12.NET LOSS PER SHARE

During the thirteen weeks ended March 30, 2025 and March 31, 2024, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
(dollar amounts in thousands)
Numerator:
Net loss	$(25,039)	$(26,067)
Denominator:
Weighted-average common shares outstanding—basic and diluted	117,307,189	112,772,776
Earnings per share—basic and diluted	$(0.21)	$(0.23)

The Company’s potentially dilutive securities, which include time-based vesting restricted stock units, performance stock units, contingently issuable stock and options to purchase common stock, have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
Options to purchase common stock	14,099,610	14,569,140
Time-based vesting restricted stock units	737,201	1,177,911
Performance stock units	4,500,000	6,300,000
Contingently issuable stock	500,000	506,243
Total common stock equivalents	19,836,811	22,553,294
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended March 30, 2025 and March 31, 2024, total payments to Welcome to the Dairy, LLC, totaled $1.5 million and $1.0 million, respectively.

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

15.REPORTABLE SEGMENT

The Company’s operations are conducted as one operating segment and one reportable segment via revenue derived from retail sales of food and beverages by company-owned restaurants within the United States. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. Segment information is prepared and managed on the same basis as described in the Company’s Annual Report on Form 10-K for the year ended December 29, 2024. The Company’s assets are managed centrally and are reported internally in the same manner as the condensed consolidated financial statements, and thus, no additional information is disclosed herein.

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

	Thirteen weeks ended
	March 30, 2025	March 31, 2024
General and administrative
Operating support center cost(1)	$27,706	$26,992
Stock-based compensation	10,221	9,626
Other expenses(2)	410	247
Total General and administrative	$38,337	$36,865

(1)Operating support center costs consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as brand-related marketing.
(2)Other expense typically includes expenses recorded for accruals related to legal settlements, one-time costs incurred to acquire Spyce, and amortization costs associated with the implementation of our Enterprise Risk Management system.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 30, 2025, we owned and operated 251 restaurants in 22 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint

Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. During the thirteen weeks ended March 30, 2025 and March 31, 2024, we had 5 and 6 Net New Restaurant Openings, respectively, bringing our total count as of March 30, 2025 to 251 restaurants in 22 states and Washington, D.C.
We are still in the very nascent stages of our journey, and one of our greatest immediate opportunities is to grow our footprint in both existing and new U.S. markets and, over time, internationally. In fiscal year 2025, we expect to open at least 40 new restaurants, and expect to add at least 20 new Infinite Kitchen units to our fleet.
Real Estate Selection
We utilize a rigorous, data-driven real estate selection process to identify the location and timing of opening new restaurants, both in new and existing U.S. markets and in urban and suburban areas, with high anticipated foot or vehicle traffic and proximity to workplaces, residences and other restaurant and retail businesses that support our multi-channel approach, including our Native Delivery, Marketplace, Delivery and Outpost and Catering Channels.
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

The tariffs implemented by the U.S. government in April 2025 impact certain areas of our business. While our core ingredients remain predominantly sourced from domestic suppliers, our current exposure within the supply chain primarily relates to packaging sourced from China. For the second quarter, we project a tariff impact from our food, beverage and packaging supply chain of approximately 75 basis points. The company began transitioning packaging production to alternative geographies in late 2024 and therefore expects tariff impacts to decline to roughly 40 basis points in the second half of the year. These current estimates assume we are not able to mitigate these impacts through ongoing sourcing and cost-optimization strategies.

In terms of new restaurant development, the Company foresees a potential increase of up to 10% on the $1.4-$1.5 million average unit cost. Due to strategic advance purchasing of key components, this impact is not anticipated to take effect until late in 2025. For Infinite Kitchen units, which typically range from $450,000 to $550,000, the Company estimates a potential 15% increase under current tariff and sourcing conditions. Importantly, the Company has 10 units already on hand that are fully insulated from tariffs.

Across both restaurant build-outs and Infinite Kitchen equipment, the Company's leadership team remains focused on minimizing any impact through ongoing sourcing and cost-optimization strategies. These numbers are unmitigated numbers and management is fully committed to working to target minimal impact from the tariffs with both its restaurant build-out costs and Infinite Kitchen equipment costs.

We continue to see variability in our customer traffic patterns, including as a result of fluctuations in return to office as a result of many workplaces adopting remote or hybrid models and we expect this variability to continue for the foreseeable future. Our transactions have been and may continue to be impacted by a slowdown in consumer spending, periods of inclement weather across the country, and the lingering impacts of the Los Angeles wildfires.

Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, as consumer behavior trends have changed, due in part to the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years. We have seen an increase and prolonged negative impact on our revenue around national holidays. Additionally, we have seen extreme weather conditions and natural disasters, such as the wildfires in Los Angeles, cause disruptions to our operations and impact to our first quarter 2025 results.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost and Catering Channel. There have been historical fluctuations in the mix of sales between our various channels. Due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Catering and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue from these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels, which also reduces revenue from these channels. If we see a shift in sales to Native Delivery, Outpost and Catering, and Marketplace channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost and Catering, and Marketplace Channels as we scale each of these channels.

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

	Thirteen weeks ended
(dollar amounts in thousands )	March 30, 2025	March 31, 2024
Net New Restaurant Openings	5	6
Average Unit Volume (as adjusted)(1)	$2,907	$2,889
Same-Store Sales Change (%) (as adjusted)(2)	(3.1)%	5.0%
Total Digital Revenue Percentage	59.9%	58.9%
Owned Digital Revenue Percentage	31.9%	32.8%
(1) One restaurant was excluded from the Comparable Restaurant Base for the thirteen weeks ended March 30, 2025. Such adjustment did not result in a material change to AUV. No restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 31, 2024.
(2) Our results for the thirteen weeks ended March 30, 2025 have been adjusted to reflect the temporary closures of seven restaurants, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen weeks ended March 31, 2024 have been adjusted to reflect the temporary closures of three restaurants, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period.
Net New Restaurant Openings

Net New Restaurant Openings reflect the number of new Sweetgreen restaurant openings during a given reporting period, net of any permanent Sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below. During fiscal year 2025, we plan to integrate our Infinite Kitchen technology into approximately half of our new restaurants.

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen weeks ended March 30, 2025, one restaurant was excluded from the Comparable Restaurant Base. Such adjustment did not result in a material change to AUV. For the thirteen weeks ended March 31, 2024, no restaurants were excluded from the Comparable Restaurant Base.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. During the thirteen weeks ended March 30, 2025, seven restaurants were excluded from the calculation of Same-Store Sales Change. During the thirteen weeks ended March 31, 2024, three restaurants were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

Total Digital Revenue Percentage and Owned Digital Revenue Percentage

Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Total Digital Channels. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels. In recent years, we have experienced a reduction in our Owned Digital Revenue Percentage and our Total Digital Revenue percentage, which we believe is due to the continuing recovery of our In-Store Channel and growth in third party marketplace. With the introduction of our new loyalty program in the second quarter of 2025, we anticipate an increase in Owned Digital sales.

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
•Adjusted EBITDA does not take into account any income or costs that management determines are not indicative of ongoing operating performance, such as stock-based compensation; loss on disposal of property and equipment; other (income) expense; restructuring charges; enterprise resource planning system (“ERP”) implementation and related costs; and legal settlements; and
•other companies, including those in our industry, may calculate Restaurant-Level Profit and Adjusted EBITDA differently, which reduces their usefulness as comparative measures.

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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024
Loss from operations	$(28,537)	$(26,915)
Add back:
General and administrative	38,337	36,865
Depreciation and amortization	17,106	16,427
Pre-opening costs	1,696	1,432
Impairment and closure costs	94	157
Loss on disposal of property and equipment(1)	86	66
Restructuring charges(2)	905	505
Restaurant-Level Profit	$29,687	$28,537
Loss from operations margin	(17.2)%	(17.1)%
Restaurant-Level Profit Margin	17.9%	18.1%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(2)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset, and costs related to our vacated former New York office, including severance and related benefits from workforce reduction as part of this change.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude income tax expense, interest income, interest expense, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, Spyce acquisition costs, ERP implementation and related costs, legal settlements, and certain other expenses during the period that management determines are not indicative of ongoing operating performance and, in certain periods, impairment and closure costs, and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024
Net loss	$(25,039)	$(26,067)
Non-GAAP adjustments:
Income tax expense	90	90
Interest income	(1,903)	(3,016)
Interest expense	—	19
Depreciation and amortization	17,106	16,427
Stock-based compensation(1)	10,221	9,626
Loss on disposal of property and equipment(2)	86	66
Impairment and closure costs(3)	94	157
Other expense(4)	(1,685)	2,059
Restructuring charges(5)	905	505
ERP implementation and related costs(6)	242	226
Legal settlements(7)	168	21
Adjusted EBITDA	$285	$113
Net loss margin	(15.1)%	(16.5)%
Adjusted EBITDA Margin	0.2%	0.1%
__________
__
(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Includes costs related to impairment of long-lived assets and store closures.
(4)Other expense includes the change in fair value of the contingent consideration issued as part of the Spyce acquisition. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include lease and related non-cash expenses associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset, and costs related to our vacated former New York office, including severance and related benefits from workforce reduction as part of this change.
(6)Represents the amortization costs associated with the implementation of our cloud computing arrangements in relation to our ERP system.
(7)Expenses recorded for accruals related to the settlements of legal matters.

Components of Results of Operations
Revenue
We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through our three disaggregated revenue channels: Owned Digital Channels, In-Store-Channel (Non-Digital component), and Marketplace Channel. Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenue. To drive future revenue growth, we are focusing on opening additional restaurants, diversifying and expanding our menu, and investing in marketing initiatives, including our new loyalty program designed to attract new customers and increase order frequency from our existing customers.

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
Pre-Opening Costs
Pre-opening costs primarily consist of rent, wages, travel for training and restaurant opening teams, food, marketing, and other restaurant costs that we incur prior to the opening or during the major renovation of a restaurant. These expenses will increase in proportion to the increase of our new restaurant openings and major renovations. These costs are expensed as incurred. Pre-opening costs depend on the number of new restaurants and major restaurant renovations we open during each period or are planning to open during future periods. As a result, while we expect that pre-opening costs on an absolute dollar basis will fluctuate from period to period, we expect pre-opening costs to begin to increase in fiscal year 2025 in connection with the acceleration of our new restaurant growth as described above.
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

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include operating lease asset impairment costs related to our vacated former Sweetgreen Support Center, as well as the amortization of the underlying operating lease asset and related real estate and CAM charges, severance and related benefits from workforce reductions at our Sweetgreen Support Center, and costs related to abandoning certain potential future restaurant sites, which are a result of our efforts to streamline our future new restaurant openings, and other related expenses. During the thirteen weeks ended March 30, 2025, we vacated our former New York office space, recognizing costs including severance and related benefits from workforce reduction as part of this change. We continue to evaluate our organizational structure and may implement additional changes to lower our administrative headcount.

Interest Income and Interest Expense
Interest income consists of interest earned on our cash and cash equivalents. Interest expense includes mainly amortization of deferred financing costs from our debt origination and commitment fees.
Other Expense (Income)
Other expense (income) consists primarily of changes in the fair value of our contingent consideration liability in connection with the Spyce acquisition. We will continue to remeasure the liability associated with our contingent consideration liability until the underlying service conditions are met, or the performance period expires.
Income Tax Expense
Income tax expense consists of federal and state tax expense on our operating activity, and changes to our deferred tax asset and deferred tax liability. For additional information, see Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations
Comparison of the thirteen weeks ended March 30, 2025 and March 31, 2024

The following table summarizes our results of operations for the thirteen weeks ended March 30, 2025 and March 31, 2024:

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Dollar Change	Percentage Change
Revenue	$166,304	$157,850	$8,454	5.4%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	43,992	43,718	274	0.6%
Labor and related expenses	48,071	45,766	2,305	5.0%
Occupancy and related expenses	15,674	14,448	1,226	8.5%
Other restaurant operating costs	28,880	25,381	3,499	13.8%
Total cost of restaurant operations	136,617	129,313	7,304	5.6%
Operating expenses:
General and administrative	38,337	36,865	1,472	4.0%
Depreciation and amortization	17,106	16,427	679	4.1%
Pre-opening costs	1,696	1,432	264	18.4%
Impairment and closure costs	94	157	(63)	(40.1%)
Loss on disposal of property and equipment	86	66	20	30.3%
Restructuring charges	905	505	400	79.2%
Total operating expenses	58,224	55,452	2,772	5.0%
Loss from operations	(28,537)	(26,915)	(1,622)	6.0%
Interest income	(1,903)	(3,016)	1,113	(36.9%)
Interest expense	—	19	(19)	(100.0%)
Other expense (income)	(1,685)	2,059	(3,744)	(181.8%)
Net loss before income taxes	(24,949)	(25,977)	1,028	(4.0%)
Income tax expense	90	90	—	—%
Net loss	$(25,039)	$(26,067)	$1,028	(3.9%)

Revenue

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Revenue	166,304	157,850	5.4%
Average Unit Volume	$2,907	2,889	0.6%
Same-Store Sales Change	(3.1)%	5.0%	(8.1%)
The increase in revenue for the thirteen weeks ended March 30, 2025 was primarily due to an increase of $13.7 million of incremental revenue associated with 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 31, 2024. The increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $4.9 million, resulting in a negative Same-Store Sales Change of 3.1%, reflecting a 6.5% decrease in traffic and product mix, partially offset by a 3.4% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended March 31, 2024.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Food, beverage, and packaging	43,992	43,718	0.6%
As a percentage of total revenue	26.5%	27.7%	(1.2%)

The increase in food, beverage, and packaging costs for the thirteen weeks ended March 30, 2025 was primarily due to the 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 31, 2024, as well as higher protein cost.

As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended March 30, 2025 decreased compared to the thirteen weeks ended March 31, 2024, primarily due to improvements in ingredient management and menu price increases.

Labor and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Labor and related expenses	48,071	45,766	5.0%
As a percentage of total revenue	28.9%	29.0%	(0.1%)

The increase in labor and related expenses for the thirteen weeks ended March 30, 2025 was primarily due to the 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 31, 2024. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by improved labor optimization.

As a percentage of revenue, labor and related expenses remained relatively consistent for the thirteen weeks ended March 30, 2025 compared to the thirteen weeks ended March 31, 2024, primarily due to higher revenue and improvement in labor optimization, partially offset by wage rate increases, as discussed above.
Occupancy and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Occupancy and related expenses	15,674	14,448	8.5%
As a percentage of total revenue	9.4%	9.2%	0.3%
The increase in occupancy and related expenses for the thirteen weeks ended March 30, 2025 was primarily due to the 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 31, 2024, partially offset by reduced occupancy rates across recently opened stores.

As a percentage of revenue, occupancy and related expenses for the thirteen weeks ended March 30, 2025 was slightly higher than the thirteen weeks ended March 31, 2024, primarily related to the Same-Store Sales change of (3.1%), slightly offset by reduced occupancy rates at recently opened stores, as discussed above.
Other Restaurant Operating Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Other restaurant operating costs	28,880	25,381	13.8%
As a percentage of total revenue	17.4%	16.1%	1.3%
The increase in other restaurant operating costs for the thirteen weeks ended March 30, 2025 was primarily due to the 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 31, 2024. This includes increases in restaurant-level advertising spend, utilities related to the increased store count, delivery fees, primarily related to the increase in revenue through our Marketplace Channel, and increased credit card and online processing fees related to the increase in revenue.
As a percentage of revenue, other restaurant operating costs for the thirteen weeks ended March 30, 2025 increased compared to the thirteen weeks ended March 31, 2024, primarily due to the increases noted above.
Operating Expenses
General and Administrative

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
General and administrative	38,337	36,865	4.0%
As a percentage of total revenue	23.1%	23.4%	(0.3%)

The increase in general and administrative expenses for the thirteen weeks ended March 30, 2025 was primarily due to an increase in our investment in marketing and advertising and spend across the Sweetgreen Support Center to support our restaurant growth. These costs were partially offset by decreases in management salary and bonus expense.
As a percentage of revenue, the slight decrease in general and administrative expenses for the thirteen weeks ended March 30, 2025 was primarily due to the comparatively higher revenue in the current period, partially offset by the net effect of the fluctuations noted above.
Depreciation and Amortization

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Depreciation and amortization	17,106	16,427	4.1%
As a percentage of total revenue	10.3%	10.4%	(0.1%)
The increase in depreciation and amortization for the thirteen weeks ended March 30, 2025 was primarily due to the 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 31, 2024.

As a percentage of revenue, depreciation and amortization for the thirteen weeks ended March 30, 2025 remained relatively consistent compared to the thirteen weeks ended March 31, 2024.

Pre-Opening Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Pre-opening costs	1,696	1,432	18.4%
As a percentage of total revenue	1.0%	0.9%	0.1%
The increase in pre-opening costs for the thirteen weeks ended March 30, 2025 was primarily due to our acceleration of new restaurant growth in fiscal year 2025.
As a percentage of revenue, pre-opening costs in the thirteen weeks ended March 30, 2025 remained relatively consistent compared to the thirteen weeks ended March 31, 2024, due to the acceleration of growth noted above as well as comparatively higher revenue in the current period.
Impairment and Closure Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Impairment and closure costs	94	157	(40.1%)
As a percentage of total revenue	0.1%	0.1%	—%

During the thirteen weeks ended March 30, 2025 and March 31, 2024, we recorded closure costs of $0.1 million and $0.2 million, respectively, related to lease and related costs associated with previously closed restaurants, including the amortization of operating lease assets, and expenses associated with CAM and real estate taxes.

Restructuring Charges

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Restructuring charges	905	505	79.2%
As a percentage of total revenue	0.5%	0.3%	0.2%

The restructuring charges for both the thirteen weeks ended March 30, 2025 and March 31, 2024 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and CAM charges. Additionally, in efforts to continue to reduce our real estate footprint, we vacated our former New York office space during the thirteen weeks ended March 30, 2025, recognizing costs including severance and related benefits from workforce reduction as part of this change. We continue to evaluate our organizational structure and may implement additional changes to lower our administrative headcount.

As a percentage of revenue, restructuring charges slightly increased in the thirteen weeks ended March 30, 2025 compared to the thirteen weeks ended March 31, 2024, due to comparatively higher revenue in the current period, partially offset by the increases noted above.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Loss on disposal of property and equipment	86	66	30.3%
As a percentage of total revenue	0.1%	—%	0.1%

The increase in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants for the thirteen weeks ended March 30, 2025 compared to the prior year period.

Interest Income and Interest Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Interest income	(1,903)	(3,016)	(36.9%)
Interest expense	—	19	(100.0%)
Total interest income, net	$(1,903)	$(2,997)	(36.5%)
As a percentage of total revenue	(1.1)%	(1.9)%	0.8%

The decrease in interest income, net, was primarily due to a lower cash balance and lower interest rate in our money market accounts during the thirteen weeks ended March 30, 2025 compared to the prior year periods.
Other Expense (Income)

	Thirteen weeks ended
(dollar amounts in thousands)	March 30, 2025	March 31, 2024	Percentage Change
Other expense (Income)	(1,685)	2,059	(181.8%)
As a percentage of total revenue	(1.0)%	1.3%	(2.3)%
The increase in other income for the thirteen weeks ended March 30, 2025 was primarily due to a change in the fair value of our contingent consideration compared to the prior year periods, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
As a percentage of revenue, other income increased during the thirteen weeks ended March 30, 2025 compared to the thirteen weeks ended March 31, 2024, due to the variances noted above.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. As of March 30, 2025 and December 29, 2024, we had $183.9 million and $214.8 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, including related to deployment of our Infinite Kitchen, initiatives to improve the customer experience in our restaurants, marketing-related costs, working capital and general corporate needs. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

Material Cash Requirements

Our material cash requirements primarily consist of operating lease obligations and purchase obligations and capital expenditures. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 8, Leases, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for additional information relating to our operating leases.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants and are due within the next twelve months.

During the thirteen weeks ended March 30, 2025, we incurred approximately $16.7 million in capital expenditures, a portion of which was used to pre-purchase key materials. We expect capital expenditures to increase in 2025, primarily related to new store openings and Infinite Kitchens.

As noted below, we did not renew our prior credit facility and currently have no outstanding debt. If we decide to incur debt in the future, we will need cash to service any interest and principal payments for such debt.

Prior Credit Facility

During fiscal year 2024, we were party to a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as amended, the “Credit Facility”) with EagleBank. We did not renew the Credit Facility in 2024 and it expired pursuant to its terms on December 13, 2024.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirteen weeks ended March 30, 2025	Thirteen weeks ended March 31, 2024
Net cash (used in) provided by operating activities	$(13,128)	$3,426
Net cash used in investing activities	(19,132)	(15,022)
Net cash provided by (used in) financing activities	1,427	(1,878)
Net decrease in cash and cash equivalents and restricted cash	$(30,833)	$(13,474)
Operating Activities

For the thirteen weeks ended March 30, 2025, cash used in operating activities increased by $16.6 million compared to the thirteen weeks ended March 31, 2024. The increase was primarily due to a $0.6 million decrease in income after excluding non-cash items and the impact of unfavorable working capital fluctuations of $16.0 million, which primarily related to the timing of rent expense, payroll, and other payments in the ordinary course of business.

Investing Activities

For the thirteen weeks ended March 30, 2025, cash used in investing activities was $19.1 million, an increase of $4.1 million compared to the thirteen weeks ended March 31, 2024. Investing activities for the thirteen weeks ended March 30, 2025 consisted primarily of purchases of property and equipment of $16.7 million related to the 2025 pipeline of new restaurants (excluding tenant improvement allowances) of which a portion of the purchase occurred in fiscal 2024, renovations, and an prepayments associated with the deployment of our Infinite Kitchen units and other restaurant related equipment. In addition we had cash outflow for the thirteen weeks ended March 30, 2025 of $2.5 million related to purchases of intangible assets.
Financing Activities
For the thirteen weeks ended March 30, 2025, cash provided by financing activities increased $3.3 million compared to the thirteen weeks ended March 31, 2024. This was primarily due to a payment associated with the contingent consideration during the prior year period, partially offset by a decrease in proceeds received from stock option exercises.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgements made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations solely within the United States, and we are exposed to market risks in the ordinary course of our business. The primary risks we face are commodity price risks, interest rate risk, effects of inflation, and macroeconomic risks. There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
For a description of risks and uncertainties that could impact our business, including risks and uncertainties related to macroeconomic conditions and changes in consumer discretionary spending and related to U.S. international trade policies, including the imposition of tariffs, and increases in the cost of ingredients and equipment, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended March 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1	Separation Agreement and Consultant Agreement, effective April 16, 2025, by and between the Registrant and Rossann Williams					X
10.2	Executive Employment Agreement, effective May 5, 2025, by and between the Registrant and Jason Cochran					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: May 8, 2025	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)