Form 10-Q
period 2025-06-29
Sweetgreen, Inc.
filed 2025-08-08
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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

The registrant had 106,318,359 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of August 4, 2025.

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. One restaurant was excluded from the Comparable Restaurant Base for both the thirteen and twenty-six weeks ended June 29, 2025 and the thirteen and twenty-six weeks ended June 30, 2024, respectively. Such adjustments did not result in a material change to our key performance metrics.

Channels

We have five main sales channels: In-Store, Marketplace, Native Delivery, Outpost and Catering, and Pick-Up. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

In-Store Channel. In-Store Channel refers to sales to customers who make in-store purchases in our restaurants, whether they pay by cash or credit card, which are referred to as “Non-Digital” transaction, or use digital scan-to-earn and scan-to-redeem, associated with our SG Rewards loyalty program, which are included as part of our Owned Digital Channels (defined below).

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

Owned Digital Channels. Owned Digital Channels encompasses our Pick-Up Channel, Native Delivery Channel, Outpost and Catering Channel, and purchases made in-store where a customer uses digital scan-to-earn and scan-to-redeem associated with our SG Rewards loyalty program.

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

Restaurant-Level Profit, Restaurant-Level Profit Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are financial measures that are not calculated in accordance with accounting principles generally accepted in the United
ii

States of America (“GAAP”). See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for more information, including the limitations of such measures, and a reconciliation of each of these measures to the most directly comparable financial measures stated in accordance with GAAP.
iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of June 29, 2025	As of December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$168,452	$214,789
Accounts receivable	6,669	5,034
Inventory	2,412	1,987
Prepaid expenses	9,276	7,844
Current portion of lease acquisition costs	93	93
Other current assets	3,424	4,790
Total current assets	190,326	234,537
Operating lease assets	268,744	257,496
Property and equipment, net	304,796	296,485
Goodwill	35,970	35,970
Intangible assets, net	22,716	24,040
Security deposits	1,319	1,419
Lease acquisition costs, net	287	333
Restricted cash	4,199	2,640
Other assets	3,526	3,838
Total assets	$831,883	$856,758
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$39,950	$41,773
Accounts payable	20,376	18,698
Accrued expenses	28,221	26,564
Accrued payroll	9,642	14,716
Gift cards and loyalty liability	6,272	4,413
Other current liabilities	—	9,663
Total current liabilities	104,461	115,827
Operating lease liabilities, net of current portion	298,782	288,941
Contingent consideration liability	4,637	5,311
Other non-current liabilities	164	173
Deferred income tax liabilities	541	361
Total liabilities	$408,585	$410,613
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 106,303,947 and 105,200,553 Class A shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively; 300,000,000 Class B shares authorized, 11,893,558 and 11,915,758 Class B shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	118	117
Additional paid-in capital	1,346,735	1,321,386
Accumulated deficit	(923,555)	(875,358)
Total stockholders’ equity	423,298	446,145
Total liabilities and stockholders’ equity	$831,883	$856,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue	$185,583	$184,641	$351,887	$342,491
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	51,444	49,883	95,436	93,601
Labor and related expenses	51,044	49,668	99,115	95,434
Occupancy and related expenses	16,438	15,021	32,112	29,469
Other restaurant operating costs	31,532	28,550	60,412	53,931
Total restaurant operating costs	150,458	143,122	287,075	272,435
Operating expenses:
General and administrative	34,505	39,202	72,842	76,067
Depreciation and amortization	17,996	16,737	35,102	33,164
Pre-opening costs	2,534	1,104	4,230	2,536
Impairment and closure costs	5,336	117	5,430	274
Loss on disposal of property and equipment	31	49	117	115
Restructuring charges	1,146	494	2,051	999
Total operating expenses	61,548	57,703	119,772	113,155
Loss from operations	(26,423)	(16,184)	(54,960)	(43,099)
Interest income	(1,725)	(2,920)	(3,628)	(5,936)
Interest expense	5	197	5	216
Other expense (Income)	(1,635)	909	(3,320)	2,968
Net loss before income taxes	(23,068)	(14,370)	(48,017)	(40,347)
Income tax expense	90	90	180	180
Net loss	$(23,158)	$(14,460)	$(48,197)	$(40,527)
Earnings per share:
Net loss per share basic and diluted	$(0.20)	$(0.13)	$(0.41)	$(0.36)
Weighted average shares used in computing net loss per share basic and diluted	117,827,054	113,580,674	117,566,164	113,238,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended June 29, 2025 and June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at March 31, 2024	113,209,760	$113	$1,281,217	$(811,052)	$470,278
Net loss	—	—	—	(14,460)	(14,460)
Exercise of stock options	770,983	1	3,413	—	3,414
Issuance of common stock related to restricted shares	158,975	—	—	—	—
Shares repurchased for employee tax withholding	(186)	—	—	—	—
Stock-based compensation expense	—	—	10,903	—	10,903
Balances at June 30, 2024	114,139,532	$114	$1,295,533	$(825,512)	$470,135

Balances at March 30, 2025	117,658,484	$118	$1,333,033	$(900,397)	$432,754
Net loss	—	—	—	(23,158)	(23,158)
Exercise of stock options	112,661	—	996	—	996
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Issuance of common stock related to restricted shares	183,732	—	—	—	—
Shares repurchased for employee tax withholding	(94)	—	(3)	—	(3)
Stock-based compensation expense	—	—	8,000	—	8,000
Balances at June 29, 2025	118,197,505	$118	$1,346,735	$(923,555)	$423,298

	For the twenty-six weeks ended June 29, 2025 and June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2023	112,639,146	$113	$1,267,469	$(784,985)	$482,597
Net loss	—	—	—	(40,527)	(40,527)
Exercise of stock options	1,028,184	1	5,403		5,404
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Issuance of common stock related to restricted shares	264,346	—	—	—	—
Shares repurchased for employee tax withholding	(186)	—	—	—	—
Stock-based compensation expense	—	—	20,529	—	20,529
Balances at June 30, 2024	114,139,532	$114	$1,295,533	$(825,512)	$470,135

Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
Net loss	—	—	—	(48,197)	(48,197)
Exercise of stock options	323,369	1	2,678	—	2,679
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Issuance of common stock related to restricted shares	524,848	—	—	—	—
Shares repurchased for employee tax withholding	(9,745)	—	(259)	—	(259)
Stock-based compensation expense	—	—	18,221	—	18,221
Balances at June 29, 2025	118,197,505	$118	$1,346,735	$(923,555)	$423,298
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-six weeks ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(48,197)	$(40,527)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,102	33,164
Amortization of lease acquisition	46	46
Amortization of loan origination fees	—	39
Amortization of cloud computing arrangements	495	453
Non-cash operating lease cost	17,064	15,318
Loss on fixed asset disposal	117	115
Stock-based compensation	18,221	20,529
Non-cash impairment and closure costs	5,325	48
Non-cash restructuring charges	443	350
Deferred income tax expense	180	180
Change in fair value of contingent consideration liability	(3,338)	2,940
Changes in operating assets and liabilities:
Accounts receivable	(1,635)	(2,992)
Inventory	(425)	31
Prepaid expenses and other assets	(249)	423
Operating lease liabilities	(22,378)	(12,902)
Accounts payable	(188)	1,592
Accrued payroll and benefits	(5,074)	570
Accrued expenses	2,265	2,624
Gift card and loyalty liability	1,859	581
Contingent consideration liability	(2,290)	—
Other non-current liabilities	(8)	(40)
Net cash (used in) provided by operating activities	(2,665)	22,542
Cash flows from investing activities:
Purchase of property and equipment	(40,333)	(32,682)
Purchase of intangible assets	(4,300)	(3,593)
Security and landlord deposits	100	—
Net cash used in investing activities	(44,533)	(36,275)
Cash flows from financing activities:
Proceeds from stock option exercise	2,679	5,404
Payment of contingent consideration	—	(3,868)
Payment associated to shares repurchased for tax withholding	(259)	—
Net cash provided by financing activities	2,420	1,536
Net decrease in cash and cash equivalents and restricted cash	(44,778)	(12,197)
Cash and cash equivalents and restricted cash—beginning of year	217,429	257,355
Cash and cash equivalents and restricted cash—end of period	$172,651	$245,158
Supplemental disclosure of cash flow information
Cash paid for interest	$5	$178
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$11,049	$11,408
Non-cash issuance of common stock associated with Spyce milestone achievement	$—	$2,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 29, 2025, the Company owned and operated 260 restaurants in 22 states and Washington, D.C. During the thirteen and twenty-six weeks ended June 29, 2025, the Company had 9 and 14 Net New Restaurant Openings, respectively.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of June 29, 2025 and December 29, 2024, were $5.4 million and $2.3 million, respectively.
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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of June 29, 2025	As of December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$168,452	$214,789
Restricted cash, noncurrent	4,199	2,640
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$172,651	$217,429

Approximately $4.1 million of the restricted cash balance as of June 29, 2025 was associated with letters of credit required by the Company’s workers’ compensation insurance policy. The remaining balance was associated with letters of credit from lease agreements.

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
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 disaggregated by significant revenue channel:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Owned Digital Channels	$62,053	$56,348	$115,037	$108,160
In-Store Channel (Non-Digital component)	72,823	81,760	139,529	146,687
Marketplace Channel	50,707	46,533	97,321	87,644
Total Revenue	$185,583	$184,641	$351,887	$342,491
Gift Cards and SG Rewards

During the second quarter of fiscal 2025, the Company launched its new SG Rewards loyalty program nationwide. SG Rewards is the Company’s loyalty program through which customers can earn 10 loyalty points for every $1 spent on eligible purchases made through the mobile app or by using digital scan-to-earn and scan-to-redeem in-store. These loyalty points can be redeemed for free or discounted menu items in future transactions. All customers with a digital account are automatically enrolled in this free program. Points expire 180 days after they are issued to a customer’s account.

The Company records a liability and a corresponding reduction in revenue in periods when loyalty program rewards are earned by members. The Company recognizes revenue and a corresponding reduction to the liability in periods when loyalty program rewards are redeemed by members. The Company defers revenue based on the relative estimated standalone selling price of the loyalty points, which is estimated as the value of the loyalty reward, net of loyalty related purchases not expected to be redeemed. The Company estimates loyalty purchases not expected to be redeemed based on industry data and historical customer trends.

Gift card liability and loyalty liability within the accompanying condensed consolidated balance sheets was as follows:

(dollar amounts in thousands)	As of June 29, 2025	As of December 29, 2024
Gift Card Liability	$5,012	$4,385
Loyalty Liability	$1,260	$—
Revenue recognized from the redemption of gift cards and loyalty liability that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$139	$150	$550	$636
Revenue recognized from loyalty liability balance at the beginning of the year	$—	$—	$—	$—

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of June 29, 2025				Fair Value Measurements as of December 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	4,637	—	—	4,637	14,974	—	—	14,974

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

Additionally, as of the date of the achievement of any of the three milestones, if the Volume-Weighted Average Price of the Company’s Class A common stock as of such milestone achievement date (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce, in respect of each share of Class A common stock issued to such holder upon the achievement of such milestone, an amount in cash equal to the delta between the Reference Price and the VWAP Price. The contingent consideration payable upon the achievement of the three milestones, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was paid during the twenty-six weeks ended June 30, 2024. Of this $6.0 million, based on a VWAP Price of $10.20, $2.1 million was issued in the form of Class A common stock, and $3.9 million was paid in cash to the former Spyce equity holders. During the second quarter of fiscal 2025, the second milestone was achieved, which resulted in the former equity holders of Spyce being eligible to receive $7.0 million and which was paid during the thirteen weeks ended June 29, 2025. Of this $7.0 million, based on a VWAP Price of $19.40, $4.7 million was issued in the form of Class A common stock, and $2.3 million was paid in cash to the former Spyce Equity holders.

The initial fair value of the contingent consideration at the acquisition date was $16.4 million. Since the acquisition date, the cumulative payments related to the contingent consideration were $23.4 million as of June 29, 2025, of which $6.8 million was issued in the form of Class A common stock and $16.6 million was issued in cash. Payments up to the initial fair value of the contingent consideration were included within financing activities within the condensed consolidated statements of cash flows if made in cash, or within non-cash financing activities if made in shares. The second milestone payment, as detailed above, increased the cumulative payments related to the contingent consideration liability above the initial fair value; as such, the cash component of the second milestone payment was included within operating activities within the condensed consolidated statement of cash flows during the twenty-six weeks ended June 29, 2025. Any future cash payments would be recognized within operating activities in the condensed consolidated statements of cash flows.

The fair value of the liability as of June 29, 2025 was $4.6 million, which was included in contingent consideration liability within the condensed consolidated balance sheets. Contingent consideration as of December 29, 2024 was $15.0 million of which $9.7 million was included in other current liabilities and $5.3 million was included in contingent consideration within the consolidated balance sheets.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 29, 2024	$14,974
Milestone payment	(7,000)
Change in fair value	(3,337)
Balance—June 29, 2025	$4,637
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs within the condensed consolidated statements of operations. For both the thirteen and twenty-six weeks ended June 29, 2025, the Company recorded non-cash impairment charges of $5.3 million associated with five store locations, two of which were subsequently closed during July 2025, which was recorded in impairment and closure costs within the condensed consolidated statements of operations. Of the $5.3 million total non-cash impairment, $3.7 million was related to property and equipment, and $1.6 million was related to operating lease assets. During the thirteen and twenty-six weeks ended June 30, 2024, the Company did not record any impairment charges.

		Fair Value Measurements as of June 29, 2025			Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 29, 2025
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Property and equipment, net	—	—	—	—	3,684	3,684
Operating lease assets	2,697	—	—	2,697	1,594	1,594

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if the Company is closing the restaurant. For the operating lease assets’ fair value estimate as of June 29, 2025, the Company estimated the market rental values through the end of each lease and discounted such cash flows using a property specific discount rate of approximately 7.5% - 9.5%.
4.PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of June 29, 2025	As of December 29, 2024
Leasehold improvements	$317,702	$303,035
Kitchen equipment	121,055	107,475
Computers and other equipment	47,372	44,295
Furniture and fixtures	45,616	43,045
Assets not yet placed in service	42,119	38,047
Total property and equipment	573,864	535,897
Less: accumulated depreciation	(269,068)	(239,412)
Property and equipment, net	$304,796	$296,485
Depreciation expense for the thirteen weeks ended June 29, 2025 and June 30, 2024 was $15.3 million and $14.0 million, respectively.
Depreciation expense for the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $29.7 million and $27.6 million, respectively.
As of June 29, 2025, the Company had 16 facilities under construction due to open during fiscal year 2025. As of December 29, 2024, the Company had 9 facilities under construction, 8 of which opened in fiscal year 2025 to date. Depreciation commences after a store opens and the related assets are placed in service.
For the thirteen and twenty-six weeks ended June 29, 2025, the Company recorded non-cash impairment charges of $3.7 million related to property and equipment within impairment and closure costs, within the condensed consolidated statements of operations. The Company did not record any impairment charges for the thirteen and twenty-six weeks ended June 30, 2024.

5.GOODWILL AND INTANGIBLE ASSETS, NET
During the twenty-six weeks ended June 29, 2025, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of June 29, 2025	As of December 29, 2024
Internal use software	$50,052	$45,933
Developed technology	20,050	20,050
Total intangible assets	70,102	65,983
Accumulated amortization	(47,386)	(41,943)
Intangible assets, net	$22,716	$24,040
Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years.
Amortization expense for intangible assets was $2.7 million and $2.8 million for the thirteen weeks ended June 29, 2025 and June 30, 2024, respectively.
Amortization expense for intangible assets was $5.4 million and $5.5 million for the twenty-six weeks ended June 29, 2025 and June 30, 2024, respectively.
Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2025	$5,316
2026	9,037
2027	6,692
2028	1,671
Total	$22,716
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of June 29, 2025	As of December 29, 2024
Accrued general and sales tax	$6,581	$4,625
Fixed asset accrual	5,375	5,983
Accrued settlements and legal fees	1,595	3,529
Rent deferrals and accrued rent	1,220	1,220
Accrued delivery fee	1,125	970
Other accrued expenses	12,325	10,237
Total accrued expenses	$28,221	$26,564
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

The components of lease cost for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 were as follows:

		Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	Classification	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$14,306	$12,766	$28,030	$25,148
Variable lease cost	Occupancy and related expense General and administrative expense	3,615	3,329	6,753	6,276
Short term lease cost	Occupancy and related expense General and administrative expense	135	116	214	230
Total lease cost		$18,056	$16,211	$34,997	$31,654

As of June 29, 2025, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2025	$26,027
2026	65,827
2027	62,791
2028	56,963
2029	55,141
Thereafter	173,502
Total	$440,251
Less: imputed interest	101,519
Total lease liabilities	$338,732

As of June 29, 2025 and December 29, 2024 the Company had additional operating lease commitments of $35.4 million and $27.5 million, respectively, for non-cancelable leases without a possession date, which the Company anticipates will commence in the near future. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of June 29, 2025 and December 29, 2024 is as follows:

	June 29, 2025	December 29, 2024
Weighted average remaining lease term (years):
Operating Leases	7.26	7.32
Weighted average discount rate:
Operating Leases	6.82%	6.75%

During the thirteen and twenty-six weeks ended June 29, 2025, the Company recorded a non-cash impairment charge related to operating lease assets of $1.6 million, which is recorded in impairment and closure costs within the condensed consolidated financial statements.

Supplemental cash flow information related to leases for the twenty-six weeks ended June 29, 2025 and June 30, 2024:

	June 29, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$33,319	$22,958
Right of use assets obtained in exchange for lease obligations:
Operating leases	$30,396	$20,950
Derecognition of operating lease assets due to termination or impairment	$1,594	$—
9.COMMON STOCK
As of June 29, 2025 and December 29, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	As of June 29, 2025	As of December 29, 2024
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	13,792,250	13,169,869
Shares reserved for achievement of Spyce milestones	250,000	500,000
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	5,073,387	5,410,024
Shares available for future issuance under the 2021 Equity Incentive Plan	7,391,440	8,516,216
Total reserved shares of common stock	30,618,408	31,707,440
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

During the fiscal year ended December 26, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and twenty-six weeks ended June 29, 2025 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

As of June 29, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 29, 2025 and June 30, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	1,524,847	22.09
Options exercised	(323,369)	8.43
Options forfeited	(552,630)	17.48
Options expired	(26,467)	17.47
Balance—June 29, 2025	13,792,250	$10.95	5.82	$64,407

Exercisable—June 29, 2025	10,425,334	$8.23	4.81	$60,880

Vested and expected to vest—June 29, 2025	13,792,250	$10.95	5.82	$64,407

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	1,934,005	16.99
Options exercised	(1,028,184)	5.26
Options forfeited	(244,969)	14.41
Options expired	(40,343)	18.41
Balance—June 30, 2024	13,839,897	$9.10	6.23	$291,551

Exercisable—June 30, 2024	10,092,047	$7.33	5.25	$230,247

Vested and expected to vest—June 30, 2024	13,839,897	$9.10	6.23	$291,551
The weighted-average fair value of options granted during the twenty-six weeks ended June 29, 2025 and June 30, 2024 was $11.16 and $8.32, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.
As of June 29, 2025, there was $28.1 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period 2.16 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the twenty-six weeks ended June 29, 2025 and June 30, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 29, 2024	910,024	$17.72
Granted	308,281	19.31
Released	(524,848)	19.20
Forfeited	(120,070)	15.73
Balance—June 29, 2025	573,387	17.65

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	951,517	$17.41
Granted	471,370	19.28
Released	(264,697)	21.11
Forfeited	(68,260)	18.28
Balance—June 30, 2024	1,089,930	$17.29

As of June 29, 2025, unrecognized compensation expense related to RSUs was $8.2 million and is expected to be recognized over a weighted average period of 1.56 years. The fair value of shares released as of the vesting date during the twenty-six weeks ended June 29, 2025 was $11.3 million.

Performance stock units

As of December 29, 2024, there were 4,500,000 performance stock units outstanding with a weighted-average grant date fair value of $15.62. There was no PSU activity during the twenty-six weeks ended June 29, 2025.

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of June 29, 2025, unrecognized compensation expense related to the founder PSUs was $3.9 million and is expected to be recognized over a weighted average period of 0.41 years.

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

There were no PSU grants during the twenty-six weeks ended June 30, 2024.

A summary of stock-based compensation expense recognized during the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Stock-options	$3,193	$2,957	$5,811	$5,294
Restricted stock units	2,344	3,088	6,552	4,736
Performance stock units	2,463	4,858	5,858	10,499
Total stock-based compensation	$8,000	$10,903	$18,221	$20,529
11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For both the thirteen and twenty-six weeks ended June 29, 2025 and the thirteen and twenty-six weeks ended June 30, 2024, there were no significant discrete items recorded, and the Company recorded $0.1 million and $0.2 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits (“ERC”), which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the ERC, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. As of June 29, 2025, the Company has received $5.0 million in cash payments, reducing the ERC receivable within other current assets on the condensed consolidated balance sheets to $2.1 million.
12.NET LOSS PER SHARE

During the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
(dollar amounts in thousands)
Numerator:
Net loss	$(23,158)	$(14,460)	$(48,197)	$(40,527)
Denominator:
Weighted-average common shares outstanding—basic and diluted	117,827,054	113,580,674	117,566,164	113,238,928
Earnings per share—basic and diluted	$(0.20)	$(0.13)	$(0.41)	$(0.36)

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Options to purchase common stock	13,792,250	13,839,897	13,792,250	13,839,897
Time-based vesting restricted stock units	573,387	1,089,930	573,387	1,089,930
Performance stock units	4,500,000	6,300,000	4,500,000	6,300,000
Contingently issuable stock	250,000	506,243	250,000	506,243
Total common stock equivalents	19,115,637	21,736,070	19,115,637	21,736,070
13.RELATED-PARTY TRANSACTIONS
The Company’s founders and Chief Financial Officer each hold indirect minority passive interests in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended June 29, 2025 and June 30, 2024, total payments to Welcome to the Dairy, LLC, totaled $1.2 million and $1.1 million, respectively. For the twenty-six weeks ended June 29, 2025 and June 30, 2024, total payments to Welcome to the Dairy, LLC, totaled $2.7 million and $2.1 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
General and administrative
Operating support center cost(1)	$26,177	$28,058	$53,883	$55,050
Stock-based compensation	8,000	10,903	18,221	20,529
Other expenses(2)	328	241	738	488
Total General and administrative	$34,505	$39,202	$72,842	$76,067

(1)Operating support center costs consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as brand-related marketing.
(2)Other expense typically includes expenses recorded for accruals related to legal settlements, one-time costs incurred to acquire Spyce, and amortization costs associated with the implementation of the Company’s Enterprise Risk Management system.

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 29, 2025, we owned and operated 260 restaurants in 22 states and Washington, D.C.
Factors Affecting Our Business
Expanding Restaurant Footprint

Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. During the thirteen weeks ended June 29, 2025 and June 30, 2024, we had 9 and 4 Net New Restaurant Openings, respectively. During the twenty-six weeks ended June 29, 2025 and June 30, 2024, we had 14 and 10 Net New Restaurant Openings, respectively, bringing our total count as of June 29, 2025 to 260 restaurants in 22 states and Washington, D.C.

One of our strategies is to grow our footprint in both existing and new U.S. markets and, over time, internationally. In fiscal year 2025, we expect to open at least 40 new restaurants, of which, we expect to add at least 20 new Infinite Kitchen units to our fleet.
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
Macroeconomic Conditions, Inflation, and Supply Chain Constraints
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and reduce spending on food outside the home during weaker economies. Our customers have in the past demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings. However, as a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods. We were impacted by a decrease in consumer spending during the second quarter of 2025, and we may continue to be impacted by this decrease.
We also continue to see variability in our customer traffic patterns, including as a result of fluctuations in return to office as a result of many workplaces adopting remote or hybrid models, and we expect this variability to continue for the foreseeable future. Additionally, our transactions have been and may continue to be impacted by periods of inclement weather across the country and the lingering impacts of the Los Angeles wildfires.

While we have historically been able to partially offset inflation and other increases in the costs of core operating resources, such as wage increases and increases in cost of goods sold, by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale, there can be no assurance that we will be able to continue to do so in the current macroeconomic environment or regulatory environment or in the future. Moreover, there can be no assurance that any future cost increases, including as a result of inflation or tariffs, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

Our core ingredients are predominantly sourced from domestic suppliers. We also source certain items for our restaurants from outside the United States. Notably, most of our bowls and plates are produced outside of the United States, including in China. The items we procure from outside the United States expose our business to tariffs and duties implemented by the U.S. government. For the second quarter of 2025, we realized a tariff and duty impact from our food, beverage, and packaging supply chain of approximately 40 basis points, and we anticipate a similar impact in future fiscal periods.

In terms of new restaurant development, we now anticipate a net tariff-related increase of approximately 5% on the $1.4 to $1.5 million average unit cost, after taking into account our ongoing mitigation efforts and recent changes to government trade policies. We expect that this increase will not begin until the fourth quarter of 2025 due to our strategic advance purchasing of certain key components.

For Infinite Kitchen units, which typically cost between $450,000 and $550,000, we now estimate a price increase of approximately 5% due to tariffs. 10 of the 20 Infinite Kitchen units scheduled for installation in our new restaurants in 2025 were fully insulated from tariffs.

Management remains committed to further mitigating the impact of such costs across our supply chain, restaurant build-outs and Infinite Kitchen equipment through ongoing sourcing and cost-optimization strategies. Any future changes to the U.S. government’s trade policies may impact these estimates.

Seasonality
Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and the fact that fewer people eat out during periods of inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year) than during periods of mild to warm weather (the spring, summer, and fall months). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, as consumer behavior trends have changed, due in part to the emergence of hybrid or remote work environments, the seasonality in our business has been less predictable than in prior years. We have seen an increase and prolonged negative impact on our revenue around national holidays. Additionally, we have seen extreme weather conditions and natural disasters, such as the wildfires in Los Angeles, cause disruptions to our operations and impact to our fiscal year 2025 results to date.
Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels: In-Store Channel, Pick-Up Channel, Native Delivery Channel, Marketplace Channel, and Outpost and Catering Channel. There have been historical fluctuations in the mix of sales between our various channels. Due to the fact that our Native Delivery, Outpost and Catering, and Marketplace Channels require the payment of third-party fees in order to fulfill deliveries, sales through these channels have historically negatively impacted our margins. Additionally, historically, orders on our Native Delivery, Outpost and Catering and Marketplace Channels have resulted in a higher rate of refunds and credits than our In-Store and Pick-Up Channels, which has a negative impact on revenue from these channels. We have also historically prioritized promotions and discounts on our Owned Digital Channels (which includes in-store digital scan-to-redeem and scan-to-earn transactions made pursuant to our new SG Rewards loyalty program), which also reduces revenue from these channels. If we see a shift in sales to Native Delivery, Outpost and Catering, and Marketplace channels, our margins may decrease. However, over time, we expect that our margins will improve on our Native Delivery, Outpost and Catering, and Marketplace Channels as we scale each of these channels.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands )	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net New Restaurant Openings	9	4	14	10
Average Unit Volume (as adjusted)(1)	$2,831	$2,925	$2,831	$2,925
Same-Store Sales Change (%) (as adjusted)(2)	(7.6)%	9.3%	(5.5)%	7.3%
Total Digital Revenue Percentage(3)	60.8%	55.7%	60.3%	57.2%
Owned Digital Revenue Percentage(3)	33.4%	30.5%	32.7%	31.6%
(1) One restaurant was excluded from the Comparable Restaurant Base for both the thirteen and twenty-six weeks ended June 29, 2025 and the thirteen and twenty-six weeks ended June 30, 2024, respectively. Such adjustments did not result in a material change to AUV.
(2) Our results for the thirteen and twenty-six weeks ended June 29, 2025 have been adjusted to reflect the temporary closures of one and eight restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen and twenty-six weeks ended June 30, 2024 have been adjusted to reflect the temporary closures of one and four restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period.
(3) Purchases made in-store where a customer uses scan-to-redeem or scan-to-earn, as part of the new SG Rewards loyalty program introduced during the thirteen and twenty-six weeks ended June 29, 2025, are included as part of our Owned Digital Channels sales.

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

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For both the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024, one restaurant was excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. During the thirteen and twenty-six weeks ended June 29, 2025, one and eight restaurants, respectively, were excluded from the calculation of Same-Store Sales Change. During the thirteen and twenty-six weeks ended June 30, 2024, one and four restaurants, respectively, were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for any period. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

Total Digital Revenue Percentage and Owned Digital Revenue Percentage

Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Total Digital Channels. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels. With the introduction of our new loyalty program in the second quarter of 2025, we have experienced and anticipate continuing to see an increase in Owned Digital sales, which is realized in our Owned Digital Revenue Percentage and our Total Digital Revenue Percentage.

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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Loss from operations	$(26,423)	$(16,184)	$(54,960)	$(43,099)
Add back:
General and administrative	34,505	39,202	72,842	76,067
Depreciation and amortization	17,996	16,737	35,102	33,164
Pre-opening costs	2,534	1,104	4,230	2,536
Impairment and closure costs	5,336	117	5,430	274
Loss on disposal of property and equipment(1)	31	49	117	115
Restructuring charges(2)	1,146	494	2,051	999
Restaurant-Level Profit	$35,125	$41,519	$64,812	$70,056
Loss from operations margin	(14.2)%	(8.8)%	(15.6)%	(12.6)%
Restaurant-Level Profit Margin	18.9%	22.5%	18.4%	20.5%
__________
__
(1)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(2)Restructuring charges are expenses that are paid in connection with reorganization of our operations. These costs primarily include lease and related costs associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset, severance and related benefits associated with a reduction in force at our Sweetgreen Support Center, and costs related to our vacated former New York office.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss adjusted to exclude income tax expense, interest income, interest expense, depreciation and amortization, stock-based compensation expense, loss on disposal of property and equipment, other (income) expense, ERP implementation and related costs, legal settlements, and, in certain periods, impairment and closure costs and restructuring charges. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(23,158)	$(14,460)	$(48,197)	$(40,527)
Non-GAAP adjustments:
Income tax expense	90	90	180	180
Interest income	(1,725)	(2,920)	(3,628)	(5,936)
Interest expense	5	197	5	216
Depreciation and amortization	17,996	16,737	35,102	33,164
Stock-based compensation(1)	8,000	10,903	18,221	20,529
Loss on disposal of property and equipment(2)	31	49	117	115
Impairment and closure costs(3)	5,336	117	5,430	274
Other expense/(income)(4)	(1,635)	909	(3,320)	2,968
Restructuring charges(5)	1,146	494	2,051	999
ERP implementation and related costs(6)	254	227	495	453
Legal settlements(7)	75	14	243	35
Adjusted EBITDA	$6,415	$12,357	$6,699	$12,470
Net loss margin	(12.5)%	(7.8)%	(13.7)%	(11.8)%
Adjusted EBITDA Margin	3.5%	6.7%	1.9%	3.6%
__________
__
(1)Includes non-cash, stock-based compensation.
(2)Loss on disposal of property and equipment includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(3)Includes costs related to impairment of long-lived and operating lease assets and store closures.
(4)Other expense (income) includes the change in fair value of the contingent consideration issued as part of the Spyce acquisition. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
(5)Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include lease and related non-cash expenses associated with our vacated former Sweetgreen Support Center, including the impairment and the amortization of the operating lease asset, severance and related benefits associated with a reduction in force at our Sweetgreen Support Center, and costs related to our vacated former New York office.
(6)Represents the amortization costs associated with the implementation of our cloud computing arrangements in relation to our ERP system.
(7)Expenses recorded for accruals related to the settlements of legal matters.

Components of Results of Operations
Revenue
We recognize food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied, through our three disaggregated revenue channels: Owned Digital Channels, In-Store-Channel (Non-Digital component), and Marketplace Channel. Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenue. We record a liability and a corresponding reduction in revenue in periods when loyalty program rewards are earned by members. We recognize revenue and a corresponding reduction to the liability in periods when loyalty program rewards are redeemed by members, or the points expire after 180 days. We defer revenue based on the relative estimated standalone selling price of the loyalty points, which is estimated as the value of the loyalty reward, net of loyalty related purchases not expected to be redeemed. We estimate loyalty purchases not expected to be redeemed based on industry data.

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

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include operating lease asset impairment costs related to our vacated former Sweetgreen Support Center, as well as the amortization of the underlying operating lease asset and related real estate and CAM charges, severance and related benefits from workforce reductions at our Sweetgreen Support Center, and costs related to abandoning certain potential future restaurant sites, which are a result of our efforts to streamline our future new restaurant openings, and other related expenses. During the twenty-six weeks ended June 29, 2025, we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space. We continue to evaluate our organizational structure and may implement additional changes to lower our administrative headcount.
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

Results of Operations
Comparison of the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024

The following table summarizes our results of operations for the thirteen weeks ended June 29, 2025 and June 30, 2024:

	Thirteen weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Dollar Change	Percentage Change
Revenue	$185,583	$184,641	$942	0.5%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	51,444	49,883	1,561	3.1%
Labor and related expenses	51,044	49,668	1,376	2.8%
Occupancy and related expenses	16,438	15,021	1,417	9.4%
Other restaurant operating costs	31,532	28,550	2,982	10.4%
Total cost of restaurant operations	150,458	143,122	7,336	5.1%
Operating expenses:
General and administrative	34,505	39,202	(4,697)	(12.0%)
Depreciation and amortization	17,996	16,737	1,259	7.5%
Pre-opening costs	2,534	1,104	1,430	129.5%
Impairment and closure costs	5,336	117	5,219	4460.7%
Loss on disposal of property and equipment	31	49	(18)	(36.7%)
Restructuring charges	1,146	494	652	132.0%
Total operating expenses	61,548	57,703	3,845	6.7%
Loss from operations	(26,423)	(16,184)	(10,239)	63.3%
Interest income	(1,725)	(2,920)	1,195	(40.9%)
Interest expense	5	197	(192)	(97.5%)
Other expense (income)	(1,635)	909	(2,544)	(279.9%)
Net loss before income taxes	(23,068)	(14,370)	(8,698)	60.5%
Income tax expense	90	90	—	—%
Net loss	$(23,158)	$(14,460)	$(8,698)	60.2%

The following table summarizes our results of operations for the twenty-six weeks ended June 29, 2025 and June 30, 2024:

	Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Dollar Change	Percentage Change
Revenue	$351,887	$342,491	$9,396	2.7%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	95,436	93,601	1,835	2.0%
Labor and related expenses	99,115	95,434	3,681	3.9%
Occupancy and related expenses	32,112	29,469	2,643	9.0%
Other restaurant operating costs	60,412	53,931	6,481	12.0%
Total cost of restaurant operations	287,075	272,435	14,640	5.4%
Operating expenses:
General and administrative	72,842	76,067	(3,225)	(4.2%)
Depreciation and amortization	35,102	33,164	1,938	5.8%
Pre-opening costs	4,230	2,536	1,694	66.8%
Impairment and closure costs	5,430	274	5,156	1881.8%
Loss on disposal of property and equipment	117	115	2	1.7%
Restructuring charges	2,051	999	1,052	105.3%
Total operating expenses	119,772	113,155	6,617	5.8%
Loss from operations	(54,960)	(43,099)	(11,861)	27.5%
Interest income	(3,628)	(5,936)	2,308	(38.9%)
Interest expense	5	216	(211)	(97.7%)
Other expense (income)	(3,320)	2,968	(6,288)	(211.9%)
Net loss before income taxes	(48,017)	(40,347)	(7,670)	19.0%
Income tax expense	180	180	—	—%
Net loss	$(48,197)	$(40,527)	$(7,670)	19.0%

Revenue

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Revenue	185,583	184,641	0.5%	351,887	342,491	2.7%
Average Unit Volume	$2,831	$2,925	(3.2%)	$2,831	$2,925	(3.2%)
Same-Store Sales Change	(7.6)%	9.3%	(16.9%)	(5.5%)	7.3%	(12.8%)
The increase in revenue for the thirteen weeks ended June 29, 2025 was primarily due to an increase of $14.5 million of incremental revenue associated with 33 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024. The increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $13.9 million, resulting in a negative Same-Store Sales Change of 7.6%, reflecting a 10.1% decrease in traffic and product mix, partially offset by a 2.5% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended June 30, 2024.
The increase in revenue for the twenty-six weeks ended June 29, 2025 was primarily due to an increase of $28.2 million of incremental revenue associated with 39 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 30, 2024. The increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $18.8 million, resulting in a negative Same-Store Sales Change of 5.5%, reflecting a 8.5% decrease in traffic and product mix, partially offset by a 3.0% benefit from menu price increases that were implemented subsequent to June 30, 2024.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Food, beverage, and packaging	51,444	49,883	3.1%	95,436	93,601	2.0%
As a percentage of total revenue	27.7%	27.0%	0.7%	27.1%	27.3%	(0.2%)

The increase in food, beverage, and packaging costs for the thirteen weeks ended June 29, 2025 was primarily due to the 33 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024.

The increase in food, beverage, and packaging costs for the twenty-six weeks ended June 29, 2025 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 30, 2024.

As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended June 29, 2025 increased compared to the thirteen weeks ended June 30, 2024, primarily due to higher cost product mix as well as an increase in packaging cost associated with the imposition of tariffs and duties, partially offset by menu price increases.

As a percentage of revenue, food, beverage, and packaging costs for the twenty-six weeks ended June 29, 2025 slightly decreased compared to the twenty-six weeks ended June 30, 2024, primarily due to improvements in ingredient management, partially offset by higher cost product mix as well as an increase in packaging cost associated with the imposition of tariffs and duties.

Labor and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Labor and related expenses	51,044	49,668	2.8%	99,115	95,434	3.9%
As a percentage of total revenue	27.5%	26.9%	0.6%	28.2%	27.9%	0.3%

The increase in labor and related expenses for the thirteen weeks ended June 29, 2025 was primarily due to the 33 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by improved labor optimization.

The increase in labor and related expenses for the twenty-six weeks ended June 29, 2025 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 30, 2024. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by improved labor optimization.

As a percentage of revenue, labor and related expenses increased for the thirteen and twenty-six weeks ended June 29, 2025 compared to the thirteen and twenty-six weeks ended June 30, 2024, respectively, primarily due to deleverage associated with the change in sales volume as well as wage rate increases, partially offset by improvements in labor optimization, as discussed above.

Occupancy and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Occupancy and related expenses	16,438	15,021	9.4%	32,112	29,469	9.0%
As a percentage of total revenue	8.9%	8.1%	0.7%	9.1%	8.6%	0.5%

The increase in occupancy and related expenses for the thirteen weeks ended June 29, 2025 was primarily due to the 33 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024.

The increase in occupancy and related expenses for the twenty-six weeks ended June 29, 2025 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 30, 2024.

As a percentage of revenue, occupancy and related expenses for the thirteen and twenty-six weeks ended June 29, 2025 was higher than the thirteen and twenty-six weeks ended June 30, 2024, respectively, primarily related to deleverage associated with the change in sales volume.

Other Restaurant Operating Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Other restaurant operating costs	31,532	28,550	10.4%	60,412	53,931	12.0%
As a percentage of total revenue	17.0%	15.5%	1.5%	17.2%	15.7%	1.4%
The increase in other restaurant operating costs for the thirteen weeks ended June 29, 2025 was primarily due to the 33 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024. This includes increases in restaurant-level advertising spend, delivery fees, primarily related to the increase in revenue through our Marketplace and Catering Channels, and increases in repairs and maintenance for existing stores.
The increase in other restaurant operating costs for the twenty-six weeks ended June 29, 2025 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 30, 2024. This includes increases in restaurant-level advertising spend and delivery fees, primarily related to the increase in revenue through our Marketplace and Catering Channels.
As a percentage of revenue, other restaurant operating costs for the thirteen and twenty-six weeks ended June 29, 2025 increased compared to the thirteen and twenty-six weeks ended June 30, 2024, respectively, primarily due to the increases noted above as well as with the change in sales volume.
Operating Expenses
General and Administrative

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
General and administrative	34,505	39,202	(12.0%)	72,842	76,067	(4.2%)
As a percentage of total revenue	18.6%	21.2%	(2.6%)	20.7%	22.2%	(1.5%)
The decrease in general and administrative expenses for the thirteen weeks ended June 29, 2025 was primarily due to a $2.9 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $1.8 million decrease in management salary and bonus expense. These decreases were partially offset by an increase in other expenses across the Sweetgreen Support Center to support our restaurant growth.

The decrease in general and administrative expenses for the twenty-six weeks ended June 29, 2025 was primarily due to a $2.3 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $2.2 million decrease in management salary and bonus expense. These decreases were partially offset by an increase in operational consulting spend and other expenses across the Sweetgreen Support Center to support our restaurant growth.
As a percentage of revenue, the decrease in general and administrative expenses for both the thirteen and twenty-six weeks ended June 29, 2025 was primarily due to the net effect of the fluctuations noted above.
Depreciation and Amortization

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Depreciation and amortization	17,996	16,737	7.5%	35,102	33,164	5.8%
As a percentage of total revenue	9.7%	9.1%	0.6%	10.0%	9.7%	0.3%
The increase in depreciation and amortization for the thirteen weeks ended June 29, 2025 was primarily due to the 33 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024.
The increase in depreciation and amortization for the twenty-six weeks ended June 29, 2025 was primarily due to the 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 30, 2024.
As a percentage of revenue, depreciation and amortization for both the thirteen and twenty-six weeks ended June 29, 2025 increased from the thirteen and twenty-six weeks ended June 30, 2024, respectively, primarily related to the increase in the total depreciable base, driven by our acceleration of new restaurant growth in fiscal year 2025.
Pre-Opening Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Pre-opening costs	2,534	1,104	129.5%	4,230	2,536	66.8%
As a percentage of total revenue	1.4%	0.6%	0.8%	1.2%	0.7%	0.5%
The increase in pre-opening costs for both the thirteen and twenty-six weeks ended June 29, 2025 was primarily due to our acceleration of new restaurant growth in fiscal year 2025.
As a percentage of revenue, pre-opening costs in both the thirteen and twenty-six weeks ended June 29, 2025 increased compared to the thirteen and twenty-six weeks ended June 30, 2024, respectively, due to the acceleration of growth noted above as well as with the change in sales volume.
Impairment and Closure Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Impairment and closure costs	5,336	117	4460.7%	5,430	274	1881.8%
As a percentage of total revenue	2.9%	0.1%	2.8%	1.5%	0.1%	1.4%

During both the thirteen and twenty-six weeks ended June 29, 2025, we recognized non-cash impairment charges of $5.3 million related to the impairment of property and equipment and related operating lease assets of five of our restaurants.

Restructuring Charges

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Restructuring charges	1,146	494	132.0%	2,051	999	105.3%
As a percentage of total revenue	0.6%	0.3%	0.3%	0.6%	0.3%	0.3%

The restructuring charges for both the thirteen and twenty-six weeks ended June 29, 2025 and June 30, 2024 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and CAM charges. In addition, during the thirteen and twenty-six weeks ended June 29, 2025 we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space. We continue to evaluate our organizational structure and have and may continue to implement additional changes to lower our administrative headcount.

As a percentage of revenue, restructuring charges increased in the thirteen and twenty-six weeks ended June 29, 2025 compared to the thirteen and twenty-six weeks ended June 30, 2024 due to the increases noted above.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Loss on disposal of property and equipment	31	49	(36.7%)	117	115	1.7%
As a percentage of total revenue	—%	—%	—%	—%	—%	—%
The change in loss on disposal of property and equipment was due to timing of furniture, equipment and fixture replacements at multiple restaurants for the thirteen and twenty-six weeks ended June 29, 2025 compared to the prior year period.

Interest Income and Interest Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Interest income	(1,725)	(2,920)	(40.9%)	(3,628)	(5,936)	(38.9%)
Interest expense	5	197	(97.5%)	5	216	(97.7%)
Total interest income, net	$(1,720)	$(2,723)	(36.8%)	$(3,623)	$(5,720)	(36.7%)
As a percentage of total revenue	(0.9)%	(1.5)%	0.5%	(1.0)%	(1.7)%	0.6%

The decrease in interest income, net, was primarily due to a lower cash balance and lower interest rate in our money market accounts during the thirteen and twenty-six weeks ended June 29, 2025 compared to the prior year periods.
Other Expense (Income)

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 29, 2025	June 30, 2024	Percentage Change	June 29, 2025	June 30, 2024	Percentage Change
Other expense (Income)	(1,635)	909	(279.9%)	(3,320)	2,968	(211.9%)
As a percentage of total revenue	(0.9)%	0.5%	(1.4)%	(0.9)%	0.9%	(1.8%)

The increase in other income for the thirteen and twenty-six weeks ended June 29, 2025 was primarily due to a change in the fair value of our contingent consideration compared to the prior year periods, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
As a percentage of revenue, other income increased during the thirteen and twenty-six weeks ended June 29, 2025 compared to the thirteen and twenty-six weeks ended June 30, 2024, due to the variances noted above.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from previous common stock and preferred stock issuances, our ability to obtain lending commitments and through cash flow from operations. As of June 29, 2025 and December 29, 2024, we had $168.5 million and $214.8 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for new restaurant development, including related to deployment of our Infinite Kitchen, initiatives to improve the customer experience in our restaurants, marketing-related costs, working capital and general corporate needs. Additionally, during the twenty-six weeks ended June 29, 2025, we made a cash payment of approximately $2.3 million related to the second Spyce milestone payment. See Note 3 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

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

During the twenty-six weeks ended June 29, 2025, we incurred approximately $40.3 million in capital expenditures, a portion of which was used to pre-purchase key materials. We expect capital expenditures to increase in 2025, primarily related to new store openings and Infinite Kitchens.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Twenty-six weeks ended June 29, 2025	Twenty-six weeks ended June 30, 2024
Net cash (used in) provided by operating activities	$(2,665)	$22,542
Net cash used in investing activities	(44,533)	(36,275)
Net cash provided by financing activities	2,420	1,536
Net decrease in cash and cash equivalents and restricted cash	$(44,778)	$(12,197)
Operating Activities

For the twenty-six weeks ended June 29, 2025, cash used in operating activities increased by $25.2 million compared to the twenty-six weeks ended June 30, 2024. The increase was primarily due to the $15.7 million impact of unfavorable working capital fluctuations, which primarily related to the timing of rent expense, payroll, and other payments in the ordinary course of business. The remaining change was related to a $7.2 million decrease in income after excluding non-cash items and a $2.3 million Spyce milestone payment.

Investing Activities

For the twenty-six weeks ended June 29, 2025, cash used in investing activities was $44.5 million, an increase of $8.3 million compared to the twenty-six weeks ended June 30, 2024. Investing activities for the twenty-six weeks ended June 29, 2025 consisted primarily of purchases of property and equipment of $40.3 million related to the 2025 pipeline of new restaurants (excluding tenant improvement allowances) of which a portion of the purchase occurred in fiscal 2024, renovations, and an prepayments associated with the deployment of our Infinite Kitchen units and other restaurant related equipment. In addition we had cash outflow for the twenty-six weeks ended June 29, 2025 of $4.3 million related to purchases of intangible assets.
Financing Activities
For the twenty-six weeks ended June 29, 2025, cash provided by financing activities increased $0.9 million compared to the twenty-six weeks ended June 30, 2024, primarily due to a payment associated with the contingent consideration liability in the prior year period, partially offset by a decrease in proceeds from stock option exercises.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended June 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

For a description of risks and uncertainties that could impact our business, including risks and uncertainties related to macroeconomic conditions and changes in consumer discretionary spending and related to U.S. international trade policies, including the imposition of tariffs, and increases in the cost of ingredients and equipment, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024. Other than the risk factors listed below, there have been no material changes from the risk factors described in our Annual Report.

Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from our suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, our inability to accurately forecast our supply needs, problems in production or distribution, food contamination, inclement weather, or other conditions could adversely affect the availability and cost of food and supplies or the quality of our ingredients (including requiring distributors to provide substitute products, which may not be of equal quality), which could harm our operations and expose us to risk. We have a localized set of suppliers, and in some cases rely on a single regional distributor for our produce items and another single regional distributor for grocery products in each geographical market where we operate, which may make our supply chain inherently more difficult to manage than if we partnered with national distributors, which is the approach of many of our competitors. In addition, we partner with farmers and suppliers of various sophistication, and certain of those farmers and suppliers may have low inventory levels and limited ability to mitigate any supply disruptions that they experience, which may place our business at risk. This may further limit our ability to grow and scale and, in some situations, to serve our customers on a daily basis. Additionally, our farmers may not maintain food safety certifications, which may increase our risk in the event of a food safety incident. We have developed a process to monitor food safety certifications and standards of our farmers and we do not generally source products from farmers that do not have a comprehensive food safety plan. We periodically audit our farmers’ compliance with our food safety and other standards, and in the event of material noncompliance with our standards (which occurred with one of our leafy greens suppliers in fiscal year 2024 and with one of our pickle suppliers in fiscal year 2023), our policy is to pause our relationship with such farmer until they become compliant.

Any increase in the prices, or lack of availability, of the food products and other supplies most critical to our business, whether due to natural forces like weather or climate change, other companies offering more competitive terms to our suppliers, inflation, animal diseases, increased labor costs for our suppliers, or other reasons could have an adverse effect on our business, financial condition, and results of operations. For example, in fiscal year 2024, avian influenza outbreaks disrupted our supply of chicken and eggs in certain of our geographic regions, resulting in shortages and higher prices. United States’ immigration laws are currently a topic of considerable political focus, and U.S. Immigration and Customs Enforcement (ICE) recently intensified certain of its immigration enforcement efforts. Changes in immigration or work authorization laws or additional enforcement activities of existing immigration or work authorization laws by federal or state authorities could increase those suppliers’ labor costs, increase the prices, and limit the availability of the food products that we purchase from those suppliers. Additionally, the markets for some of the ingredients we use, such as avocados, are particularly volatile due to factors such as limited supply sources, crop yield, seasonal shifts, climate conditions, industry demand, food safety concerns, product recalls, government regulations, and international trade barriers. Further, the implementation of tariffs has impacted, and is expected to continue to impact, the cost of certain of our supplies. Material increases in the prices or decreased availability of the ingredients and supplies most critical to our business could adversely affect our business, financial condition, and results of operations or cause us to consider changes to our product delivery strategy or adjustments to our menu pricing.

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

In the past, we experienced supply chain disruptions for our bowls and plates, which resulted in the use of alternative packaging solutions. Additionally, most of our bowls and plates are produced outside the United States, and beginning in 2025 we have been, and may continue to be, subject to new and increased tariffs and duties in connection with the importation of those items into the United States. Any additional tariffs or duties may significantly increase the price that we must pay for such items. We are also in the process of transitioning a portion of the production of our bowls and plates to a new supplier, which has increased certain of our costs and caused certain supply disruptions. If we experience further supply disruptions or further cost increases with respect to our bowls and plates, and if we are unable to mitigate those supply disruptions or further cost increases by identifying and securing alternative packaging solutions acceptable to our customers in a timely manner and on commercially reasonable terms, this may result in customer dissatisfaction and store closures and could adversely affect our business, financial condition, and results of operations (including, in particular our Restaurant Level Profit Margin).

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

Our international supply chain subjects us to tariffs and duties, which have had and may continue to have an adverse effect on our business, financial condition, and results of operations.

Our international supply chain subjects us to tariffs and duties, which have caused and may continue to cause an increase in certain of our costs. While our core ingredients are predominantly sourced from domestic suppliers, we also source certain items for our restaurants from outside the United States. Notably, most of our bowls and plates are produced outside of the United States, including in China. The items procured from outside the United States expose our business to tariffs and duties implemented by the U.S. government, including new tariffs initiated by recent changes to U.S. trade policy. For our second fiscal quarter of 2025, we realized a tariff and duty impact from our food, beverage, and packaging supply chain of approximately 40 basis points, and we expect a similar impact in future fiscal periods. We also expect the recent tariffs implemented by the U.S. government to increase our new restaurant build-out costs and the cost of the Infinite Kitchen units that we purchase. If we fail to mitigate the financial impact of the tariffs and duties imposed by the U.S. government, such tariffs and duties could have an adverse effect on our business, financial condition, and results of operations.

There is currently significant uncertainty with respect to future trade regulations, including the possible imposition by the U.S. government of additional tariffs and penalties on products from non-U.S. countries. The U.S. government may impose additional tariffs or other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs or other trade restrictions. Further, these tariffs could cause a general increase in the price of items we purchase within the United States. If there is a further escalation of existing tariffs or new tariffs are imposed, costs on a significant portion of our ingredients and equipment, as well as the costs of opening new restaurants and renovating existing restaurants, may increase further and our financial results may be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 10, 2025, we issued an aggregate of 242,722 shares of our Class A common stock to former equity holders of Spyce in satisfaction of the second milestone payment due in connection with our acquisition of Spyce.

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
ITEM 5. OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended June 29, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1	Separation Agreement and Consultant Agreement, effective April 16, 2025, by and between the Registrant and Rossann Williams	10-Q	001-41069	10.1	05/08/2025
10.2	Executive Employment Agreement, effective May 5, 2025, by and between the Registrant and Jason Cochran	10-Q	001-41069	10.2	05/08/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: August 7, 2025	By:	/s/ Mitch Reback
Mitch Reback
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)