Form 10-Q
period 2025-09-28
Sweetgreen, Inc.
filed 2025-11-07
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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

The registrant had 106,479,983 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of November 3, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics; our liquidity and the sufficiency of our capital resources; our expectations regarding the proposed sale of Spyce Food Co. (“Spyce”) and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology (together with Spyce, the “Spyce Business”) to Wonder Group, Inc. (“Wonder”), as well as the related supply and license agreements, including the associated timing of, the ability to complete, and the expected benefits of, such transaction; our plans to open new restaurants and purchase and incorporate additional Infinite Kitchen units into our fleet, in particular following our anticipated sale of the Spyce Business to Wonder, which will become our Infinite Kitchen supplier; our expectations regarding financial and macroeconomic trends; the impacts of tariffs and our ability to mitigate such impacts; the impacts of seasonality or extreme weather events; our plans regarding innovation, including the use of Infinite Kitchen units, and the resulting potential benefit to our business; our ability to achieve or maintain profitability; and management’s plans, priorities, initiatives and strategies. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively, uncertainties regarding changes in economic conditions and geopolitical events, and the customer behavior trends they drive, our ability to open new restaurants, our ability to effectively identify and secure appropriate sites for new restaurants, our ability to expand into new markets and the risks such expansion presents, risks related to the completion of our proposed sale of the Spyce Business, any delays in in completing the transaction, and uncertainties related to our business prior to completion, our ability to deploy and secure support for, in a timely and cost effective manner, Infinite Kitchen units following the transaction should Wonder not fulfill its support obligations, the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations, the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants, our ability to preserve the value of our brand, food safety and foodborne illness concerns, the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce, the impact of pandemics or disease outbreaks, our ability to achieve profitability in the future, our ability to identify, complete, and integrate acquisitions, the effect on our business of governmental regulations, including but not limited to any future regulations that impose taxes, tariffs, or duties on food products, supplies or other items that we purchase, changes in employment laws, the effect on our business of expenses and potential management distraction associated with litigation, potential privacy and cybersecurity incidents, the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards, and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, and elsewhere in this Quarterly Report.

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

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited
i

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

GLOSSARY

General

Comparable Restaurant Base. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. Three restaurants were excluded from the Comparable Restaurant Base for both the thirteen and thirty-nine weeks ended September 28, 2025. One restaurant was excluded from the Comparable Restaurant Base for both the thirteen and thirty-nine weeks ended September 29, 2024. Such adjustments did not result in a material change to our key performance metrics.

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

Marketplace Channel. Marketplace Channel refers to sales to customers for delivery or pick-up made through third-party delivery marketplaces.

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

ii

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
iii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of September 28, 2025	As of December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$129,972	$214,789
Accounts receivable	6,805	5,034
Inventory	2,435	1,987
Prepaid expenses	7,030	7,844
Current portion of lease acquisition costs	93	93
Other current assets	3,348	4,790
Total current assets	149,683	234,537
Operating lease assets	286,871	257,496
Property and equipment, net	321,436	296,485
Goodwill	35,970	35,970
Intangible assets, net	21,594	24,040
Security deposits	1,348	1,419
Lease acquisition costs, net	264	333
Restricted cash	4,135	2,640
Other assets	3,469	3,838
Total assets	$824,770	$856,758
LIABILITIES, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$41,671	$41,773
Accounts payable	19,018	18,698
Accrued expenses	33,256	26,564
Accrued payroll	8,198	14,716
Gift cards and loyalty liability	7,864	4,413
Other current liabilities	5,942	9,663
Total current liabilities	115,949	115,827
Operating lease liabilities, net of current portion	314,737	288,941
Contingent consideration liability	—	5,311
Other non-current liabilities	157	173
Deferred income tax liabilities	631	361
Total liabilities	$431,474	$410,613
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 106,475,483 and 105,200,553 Class A shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively; 300,000,000 Class B shares authorized, 11,893,558 and 11,915,758 Class B shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively	118	117
Additional paid-in capital	1,352,879	1,321,386
Accumulated deficit	(959,701)	(875,358)
Total stockholders’ equity	393,296	446,145
Total liabilities and stockholders’ equity	$824,770	$856,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue	$172,393	$173,431	$524,280	$515,922
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	52,894	47,706	148,330	141,307
Labor and related expenses	50,157	47,520	149,272	142,954
Occupancy and related expenses	16,557	15,054	48,669	44,523
Other restaurant operating costs	30,271	28,210	90,683	82,141
Total restaurant operating costs	149,879	138,490	436,954	410,925
Operating expenses:
General and administrative	30,900	36,777	103,742	112,844
Depreciation and amortization	18,304	16,905	53,406	50,069
Pre-opening costs	2,789	1,759	7,019	4,295
Impairment and closure costs	4,578	114	10,008	388
Loss on disposal of property and equipment	1,109	63	1,226	178
Restructuring charges	1,108	498	3,159	1,497
Total operating expenses	58,788	56,116	178,560	169,271
Loss from operations	(36,274)	(21,175)	(91,234)	(64,274)
Interest income	(1,498)	(2,754)	(5,126)	(8,690)
Interest expense	7	26	12	242
Other expense (income)	1,273	2,279	(2,047)	5,247
Net loss before income taxes	(36,056)	(20,726)	(84,073)	(61,073)
Income tax expense	90	90	270	270
Net loss	$(36,146)	$(20,816)	$(84,343)	$(61,343)
Earnings per share:
Net loss per share basic and diluted	$(0.31)	$(0.18)	$(0.72)	$(0.54)
Weighted average shares used in computing net loss per share basic and diluted	118,282,536	114,752,307	117,804,955	113,743,453
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended September 28, 2025 and September 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at June 30, 2024	114,139,532	$114	$1,295,533	$(825,512)	$470,135
Net loss	—	—	—	(20,816)	(20,816)
Exercise of stock options	479,042	2	4,298	—	4,300
Issuance of common stock related to performance stock units	900,000	—	—	—	—
Issuance of common stock related to restricted shares	105,009	—	—	—	—
Shares repurchased for employee tax withholding	(95)	—	—	—	—
Stock-based compensation expense	—	—	9,685	—	9,685
Balances at September 29, 2024	115,623,488	$116	$1,309,516	$(846,328)	$463,304

Balances at June 29, 2025	118,197,505	$118	$1,346,735	$(923,555)	$423,298
Net loss	—	—	—	(36,146)	(36,146)
Exercise of stock options	56,976	—	335	—	335
Issuance of common stock related to restricted shares	114,674	—	—	—	—
Shares repurchased for employee tax withholding	(114)	—	(2)	—	(2)
Stock-based compensation expense	—	—	5,811	—	5,811
Balances at September 28, 2025	118,369,041	$118	$1,352,879	$(959,701)	$393,296

	For the thirty-nine weeks ended September 28, 2025 and September 29, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2023	112,639,146	$113	$1,267,469	$(784,985)	$482,597
Net loss	—	—	—	(61,343)	(61,343)
Exercise of stock options	1,507,226	3	9,701	—	9,704
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Issuance of common stock related to performance stock units	900,000	—	—	—	—
Issuance of common stock related to restricted shares	369,355	—	—	—	—
Shares repurchased for employee tax withholding	(281)	—	—	—	—
Stock-based compensation expense	—	—	30,214	—	30,214
Balances at September 29, 2024	115,623,488	$116	$1,309,516	$(846,328)	$463,304

Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
Net loss	—	—	—	(84,343)	(84,343)
Exercise of stock options	380,345	1	3,013	—	3,014
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Issuance of common stock related to restricted shares	639,522	—	—	—	—
Shares repurchased for employee tax withholding	(9,859)	—	(261)	—	(261)
Stock-based compensation expense	—	—	24,032	—	24,032
Balances at September 28, 2025	118,369,041	$118	$1,352,879	$(959,701)	$393,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-nine weeks ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net loss	$(84,343)	$(61,343)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	53,406	50,069
Amortization of lease acquisition	69	69
Amortization of loan origination fees	—	58
Amortization of cloud computing arrangements	752	682
Non-cash operating lease cost	26,098	23,312
Loss on fixed asset disposal	1,226	178
Stock-based compensation	24,032	30,214
Non-cash impairment and closure costs	9,754	73
Non-cash restructuring charges	636	525
Deferred income tax expense	270	270
Change in fair value of contingent consideration liability	(2,066)	5,214
Changes in operating assets and liabilities:
Accounts receivable	(1,771)	(3,639)
Inventory	(448)	(34)
Prepaid expenses and other assets	1,873	1,408
Operating lease liabilities	(32,175)	(16,854)
Accounts payable	943	(421)
Accrued payroll and benefits	(6,518)	833
Accrued expenses and other current liabilities	3,074	5,846
Gift card and loyalty liability	3,451	875
Contingent consideration liability	(2,290)	—
Other non-current liabilities	(15)	(64)
Net cash (used in) provided by operating activities	(4,042)	37,271
Cash flows from investing activities:
Purchase of property and equipment	(76,149)	(57,739)
Purchase of intangible assets	(5,955)	(5,458)
Security and landlord deposits	71	(2)
Net cash used in investing activities	(82,033)	(63,199)
Cash flows from financing activities:
Proceeds from stock option exercise	3,014	9,704
Payment of contingent consideration	—	(3,868)
Payment associated to shares repurchased for tax withholding	(261)	—
Net cash provided by financing activities	2,753	5,836
Net decrease in cash and cash equivalents and restricted cash	(83,322)	(20,092)
Cash and cash equivalents and restricted cash—beginning of year	217,429	257,355
Cash and cash equivalents and restricted cash—end of period	$134,107	$237,263
Supplemental disclosure of cash flow information
Cash paid for interest	$11	$184
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$12,819	$9,387
Non-cash issuance of common stock associated with Spyce milestone achievement	$—	$2,132
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 28, 2025, the Company owned and operated 266 restaurants in 23 states and Washington, D.C. During the thirteen and thirty-nine weeks ended September 28, 2025, the Company had 6 and 20 Net New Restaurant Openings, respectively.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of September 28, 2025 and December 29, 2024, were $5.0 million and $2.3 million, respectively.
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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of September 28, 2025	As of December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129,972	$214,789
Restricted cash, noncurrent	4,135	2,640
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$134,107	$217,429

Approximately $4.1 million of the restricted cash balance as of September 28, 2025 was associated with letters of credit required by the Company’s workers’ compensation insurance policy. The remaining balance was associated with letters of credit from lease agreements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The guidance is effective for annual and interim reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of adopting this ASU on its consolidated financial statements and related disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 disaggregated by significant revenue channel:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Owned Digital Channels	$60,805	$50,561	$175,842	$158,727
In-Store Channel (Non-Digital component)	65,923	77,861	205,452	224,540
Marketplace Channel	45,665	45,009	142,986	132,655
Total Revenue	$172,393	$173,431	$524,280	$515,922

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

Gift card liability and loyalty liability within the accompanying condensed consolidated balance sheets was as follows:

(dollar amounts in thousands)	As of September 28, 2025	As of December 29, 2024
Gift Card Liability	$5,324	$4,385
Loyalty Liability	$2,540	$—
Revenue recognized from the redemption of gift cards and loyalty liability that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$73	$64	$623	$700
Revenue recognized from loyalty liability balance at the beginning of the year	$—	$—	$—	$—

3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of September 28, 2025				Fair Value Measurements as of December 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	5,908	—	—	5,908	14,974	—	—	14,974

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

Additionally, as of the date of the achievement of any of the three milestones, if the Volume-Weighted Average Price of the Company’s Class A common stock as of such milestone achievement date (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce, in respect of each share of Class A common stock issued to such holder upon the achievement of such milestone, an amount in cash equal to the delta between the Reference Price and the VWAP Price. The contingent consideration payable upon the achievement of the three milestones, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was paid during the thirty-nine weeks ended September 29, 2024. Of this $6.0 million, based on a VWAP Price of $10.20, $2.1 million was issued in the form of Class A common stock, and $3.9 million was paid in cash to the former Spyce equity holders. During the second quarter of fiscal 2025, the second milestone was achieved, which resulted in the former equity holders of Spyce being eligible to receive $7.0 million and which was paid during the thirty-nine weeks ended September 28, 2025. Of this $7.0 million, based on a VWAP Price of $19.40, $4.7 million was issued in the form of Class A common stock, and $2.3 million was paid in cash to the former Spyce Equity holders.

The initial fair value of the contingent consideration at the acquisition date was $16.4 million. Since the acquisition date, the cumulative payments related to the contingent consideration were $23.4 million as of September 28, 2025, of which $6.8 million was issued in the form of Class A common stock and $16.6 million was issued in cash. Payments up to the initial fair value of the contingent consideration were included within financing activities within the condensed consolidated statements of cash flows if made in cash, or within non-cash financing activities if made in shares. The second milestone payment, as detailed above, increased the cumulative payments related to the contingent consideration liability above the initial fair value; as such, the cash component of the second milestone payment was included within operating activities within the condensed consolidated statement of cash flows during the thirty-nine weeks ended September 28, 2025. Any future cash payments would be recognized within operating activities in the condensed consolidated statements of cash flows.

The fair value of the liability as of September 28, 2025 was $5.9 million, which was included in other current liabilities within the condensed consolidated balance sheets, as we expect to make the third and final milestone payment within one year from September 28, 2025. The contingent consideration as of December 29, 2024 was $15.0 million of which $9.7 million was included in other current liabilities and $5.3 million was included in contingent consideration liability within the consolidated balance sheets.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 29, 2024	$14,974
Milestone payment	(7,000)
Change in fair value	(2,066)
Balance—September 28, 2025	$5,908
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs within the condensed consolidated statements of operations. For the thirteen weeks ended September 28, 2025, the Company recorded a non-cash impairment charge of $4.3 million associated with four store locations, which was recorded in impairment and closure costs within the condensed consolidated statements of operations. This entire $4.3 million impairment charge was related to property and equipment. For the thirty-nine weeks ended September 28, 2025, the Company recorded non-cash impairment charges of $9.6 million associated with nine store locations, two of which were subsequently closed during July 2025, which was recorded in impairment and closure costs within the condensed consolidated statements of operations. Of the $9.6 million total non-cash impairment, $8.0 million was related to property and equipment, and $1.6 million was related to operating lease assets. During the thirteen and thirty-nine weeks ended September 29, 2024, the Company did not record any impairment charges.

		Fair Value Measurements as of Measurement Date			Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 28, 2025
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Property and equipment, net	—	—	—	—	4,311	7,996
Operating lease assets(1)	2,697	—	—	2,697	—	1,594

(1) Pertains to certain operating lease assets for which an impairment loss of $1.6 million was recognized during the thirteen weeks ended June 28, 2025. To determine the fair value, the Company estimated the market rental values through the end of each lease and discounted such cash flows using a property specific discount rate of approximately 7.5% - 9.5%.

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if the Company is closing the restaurant.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of September 28, 2025	As of December 29, 2024
Leasehold improvements	$326,919	$303,035
Kitchen equipment	126,840	107,475
Computers and other equipment	48,036	44,295
Furniture and fixtures	47,153	43,045
Assets not yet placed in service	53,708	38,047
Total property and equipment	602,656	535,897
Less: accumulated depreciation	(281,220)	(239,412)
Property and equipment, net	$321,436	$296,485
Depreciation expense for the thirteen weeks ended September 28, 2025 and September 29, 2024 was $15.5 million and $14.1 million, respectively.
Depreciation expense for the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $45.2 million and $41.8 million, respectively.
As of September 28, 2025, the Company had 23 facilities under construction due to open during fiscal years 2025 and 2026. As of December 29, 2024, the Company had 9 facilities under construction, 8 of which opened in fiscal year 2025 to date. Depreciation commences after a store opens and the related assets are placed in service.
For the thirteen and thirty-nine weeks ended September 28, 2025, the Company recorded non-cash impairment charges of $4.3 million and $8.0 million, respectively, related to property and equipment within impairment and closure costs, within the condensed consolidated statements of operations. The Company did not record any impairment charges for the thirteen and thirty-nine weeks ended September 29, 2024.

5.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirty-nine weeks ended September 28, 2025, there were no changes in the carrying amount of goodwill of $36.0 million.
The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of September 28, 2025	As of December 29, 2024
Internal use software	$51,709	$45,933
Developed technology	20,050	20,050
Total intangible assets	71,759	65,983
Accumulated amortization	(50,165)	(41,943)
Intangible assets, net	$21,594	$24,040
Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years.
Amortization expense for intangible assets was $2.8 million for both the thirteen weeks ended September 28, 2025 and September 29, 2024.
Amortization expense for intangible assets was $8.2 million and $8.3 million for the thirty-nine weeks ended September 28, 2025 and September 29, 2024, respectively.
Estimated future amortization of internal use software and developed technology is as follows:

(dollar amounts in thousands)
2025	$2,738
2026	9,589
2027	7,244
2028	2,023
Total	$21,594
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of September 28, 2025	As of December 29, 2024
Fixed asset accrual	9,634	5,983
Accrued general and sales tax	$6,416	$4,625
Accrued settlements and legal fees	1,369	3,529
Rent deferrals and accrued rent	1,312	1,220
Accrued delivery fee	1,085	970
Other accrued expenses	13,440	10,237
Total accrued expenses	$33,256	$26,564
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

The components of lease cost for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 were as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	Classification	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$14,840	$13,092	$42,870	$38,240
Variable lease cost	Occupancy and related expense General and administrative expense	3,454	3,204	10,207	9,480
Short term lease cost	Occupancy and related expense General and administrative expense	148	232	362	462
Total lease cost		$18,442	$16,528	$53,439	$48,182

As of September 28, 2025, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2025	$9,840
2026	69,138
2027	67,237
2028	61,483
2029	59,752
Thereafter	197,188
Total	$464,638
Less: imputed interest	108,230
Total lease liabilities	$356,408

As of September 28, 2025 and December 29, 2024 the Company had additional operating lease commitments of $13.9 million and $27.5 million, respectively, for non-cancelable leases that have not yet commenced, which the Company anticipates will commence in the near future. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of September 28, 2025 and December 29, 2024 is as follows:

	September 28, 2025	December 29, 2024
Weighted average remaining lease term (years):
Operating Leases	7.29	7.32
Weighted average discount rate:
Operating Leases	6.86%	6.75%

During the thirty-nine weeks ended September 28, 2025, the Company recorded a non-cash impairment charge related to operating lease assets of $1.6 million, which is recorded in impairment and closure costs within the condensed consolidated financial statements.

Supplemental cash flow information related to leases for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	September 28, 2025	September 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$48,735	$32,138
Right of use assets obtained in exchange for lease obligations:
Operating leases	$57,869	$28,455
Derecognition of operating lease assets due to termination or impairment	$1,594	$—
9.COMMON STOCK
As of September 28, 2025 and December 29, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	As of September 28, 2025	As of December 29, 2024
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,035,191	13,169,869
Shares reserved for achievement of Spyce milestones	250,000	500,000
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	5,063,811	5,410,024
Shares available for future issuance under the 2021 Equity Incentive Plan	6,993,044	8,516,216
Total reserved shares of common stock	30,453,377	31,707,440
10.STOCK-BASED COMPENSATION

2021 Equity Incentive Plan

During the fiscal year ended December 26, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which shall include the Prior Stock Plans (as defined below)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. Options granted during, or prior to, the thirteen and thirty-nine weeks ended September 28, 2025 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

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

Spyce Acquisition

In conjunction with the Company’s acquisition of Spyce in September 2021, the Company issued shares of restricted stock that were issued to certain Spyce employees. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date.

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

As of September 28, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	2,141,347	18.23
Options exercised	(380,345)	8.04
Options forfeited	(834,943)	18.77
Options expired	(60,737)	18.03
Balance—September 28, 2025	14,035,191	$10.65	5.65	$18,446

Exercisable—September 28, 2025	10,704,215	$8.54	4.61	$18,339

Vested and expected to vest—September 28, 2025	14,035,191	$10.65	5.65	$18,446

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	2,256,183	19.02
Options exercised	(1,507,226)	6.44
Options forfeited	(316,223)	14.81
Options expired	(44,574)	18.16
Balance—September 29, 2024	13,607,548	$9.59	6.16	$358,760

Exercisable—September 29, 2024	10,041,326	$7.46	5.20	$286,048

Vested and expected to vest—September 29, 2024	13,607,548	$9.59	6.16	$358,760
The weighted-average fair value of options granted during the thirty-nine weeks ended September 28, 2025 and September 29, 2024 was $9.23 and $9.32, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.

During thirteen weeks ended September 28, 2025, the Company approved a modification to certain stock option awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) accelerated vesting of unvested awards, (ii) continued vesting of certain awards during the consulting period, and (iii) an extension of the post-termination exercise period, pertaining to a total of 924,097 options. The incremental expense related to each modified option has been estimated as of the modification date using the Black-Scholes option-pricing model and will be recognized as additional stock-based compensation expense over the remaining requisite service period. For the thirteen weeks ended September 28, 2025, the incremental expense was immaterial, and thus, no additional expense was recorded during the current quarter and the impact of the modification is not reflected in the tables presented above. The forfeiture of the old awards and concurrent grant of new awards is not reflected in the table above. These options have a weighted-average exercise price of $10.39. The Company expects to recognize the remaining incremental stock option expense of $1.8 million related to this modification across the six month consulting period.

As of September 28, 2025, there was $26.9 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period of 2.12 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 29, 2024	910,024	$17.72
Granted	458,281	15.74
Released	(639,522)	19.21
Forfeited	(164,972)	17.22
Balance—September 28, 2025	563,811	14.57

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 31, 2023	951,517	$17.41
Granted	518,177	20.36
Released	(369,355)	20.63
Forfeited	(84,042)	18.46
Balance—September 29, 2024	1,016,297	$17.67

During thirteen weeks ended September 28, 2025, the Company approved a modification to certain restricted stock units awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) continued vesting of certain awards during the consulting period and (ii) immediate vesting of any remaining unvested restricted stock units at the completion of the consulting period. The fair value of each modified RSU has been estimated using the current stock price as of the modification date. The incremental expense will be recognized as additional stock-based compensation expense over the remaining requisite service period. For the thirteen weeks ended September 28, 2025, the incremental expense related to RSUs was immaterial, and thus, no additional expense was recorded during the current quarter. Accordingly, the impact of the modification is not reflected in the tables presented above. The Company expects to recognize the remaining incremental restricted stock unit expense of $0.1 million related to this modification across the six month consulting period.

The fair value of shares released as of the vesting date during the thirty-nine weeks ended September 28, 2025 was $12.3 million. As of September 28, 2025, unrecognized compensation expense related to RSUs was $7.5 million and is expected to be recognized over a weighted average period of 2.12 years.

Performance stock units

As of December 29, 2024, there were 4,500,000 performance stock units outstanding with a weighted-average grant date fair value of $15.62. There was no PSU activity during the thirty-nine weeks ended September 28, 2025.

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of September 28, 2025, unrecognized compensation expense related to the founder PSUs was $1.9 million and is expected to be recognized over a weighted average period of 0.32 years.

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

A summary of stock-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Stock-options	$2,790	$3,107	$8,601	$8,401
Restricted stock units	1,040	1,909	7,591	6,645
Performance stock units	1,981	4,669	7,840	15,168
Total stock-based compensation	$5,811	$9,685	$24,032	$30,214
11.INCOME TAXES
The Company’s entire pretax loss for the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 was from its U.S domestic operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising during interim periods. For both the thirteen and thirty-nine weeks ended September 28, 2025 and the thirteen and thirty-nine weeks ended September 29, 2024, there were no significant discrete items recorded, and the Company recorded $0.1 million and $0.3 million in income tax expense, respectively.

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits (“ERC”), which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the ERC, previously enacted under the CARES Act, through September 30, 2021. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. As of September 28, 2025, the Company has received $5.0 million in cash payments, reducing the ERC receivable within other current assets on the condensed consolidated balance sheets to $2.1 million.
12.NET LOSS PER SHARE

During the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of net loss per common share:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
(dollar amounts in thousands)
Numerator:
Net loss	$(36,146)	$(20,816)	$(84,343)	$(61,343)
Denominator:
Weighted-average common shares outstanding—basic and diluted	118,282,536	114,752,307	117,804,955	113,743,453
Earnings per share—basic and diluted	$(0.31)	$(0.18)	$(0.72)	$(0.54)

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Options to purchase common stock	14,035,191	13,607,548	14,035,191	13,607,548
Time-based vesting restricted stock units	563,811	1,016,297	563,811	1,016,297
Performance stock units	4,500,000	5,400,000	4,500,000	5,400,000
Contingently issuable stock	250,000	506,243	250,000	506,243
Total common stock equivalents	19,349,002	20,530,088	19,349,002	20,530,088
13.RELATED-PARTY TRANSACTIONS

The Company’s founders and former Chief Financial Officer each hold an indirect minority passive interest in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For both the thirteen weeks ended September 28, 2025 and September 29, 2024, total payments to Welcome to the Dairy, LLC, totaled $1.0 million. For the thirty-nine weeks ended September 28, 2025 and September 29, 2024, total payments to Welcome to the Dairy, LLC, totaled $3.8 million and $3.1 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
General and administrative
Operating support center cost(1)	$24,089	$26,372	$77,972	$81,422
Stock-based compensation	5,811	9,685	24,032	30,214
Other expenses(2)	1,000	720	1,738	1,208
Total General and administrative	$30,900	$36,777	$103,742	$112,844

(1)Operating support center costs consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as brand-related marketing.
(2)Other expense typically includes expenses recorded for accruals related to legal settlements, one-time costs incurred to acquire Spyce, amortization costs associated with the implementation of the Company’s Enterprise Risk Management system, and a one-time write-off of specific materials associated with legacy marketing initiatives.

16.SUBSEQUENT EVENTS

On November 5, 2025, the Company entered into a definitive agreement to sell Spyce Food Co., our business unit responsible for developing the Infinite Kitchen units, and certain of our other assets related to the Infinite Kitchen technology and other related kitchen automation technology, to certain subsidiaries of Wonder Group, Inc. (“Wonder”) for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with an implied value of $86.4 million. Under this agreement, Sweetgreen will continue to use and deploy Infinite Kitchen technology across our restaurants as part of an established licensing agreement. The transaction is expected to close in late 2025 or early 2026. The Company is evaluating the accounting implications of the planned sale, including the carrying value of the full disposal group and any resulting gain to be recognized upon completion of the transaction.

The Company evaluated the held for sale classification criteria as it pertains to the disposal group and determined it is not met as of the balance sheet date of September 28, 2025, and thus continues to classify related balances as held and used within the condensed consolidated financial statements.

19

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of September 28, 2025, we owned and operated 266 restaurants in 23 states and Washington, D.C.
Recent Developments
On November 5, 2025, we entered into a definitive agreement with Wonder to sell the Spyce Business for $100 million in cash and equity with an implied value of $86.4 million. Upon completion of the Spyce Sale, we expect to enter into a Supply Agreement and License Agreement that will allow us to continue deploying Infinite Kitchen units across our restaurants with greater efficiency while further strengthening our balance sheet. In connection with the Spyce Sale, certain employees principally responsible for developing the Infinite Kitchen will be transitioned to Wonder. Following the anticipated closing, Wonder will bear the operational costs associated with the development of the Infinite Kitchen technology, with the exception of custom developments that we may request, and will provide commissioning services, maintenance and support at fixed fee amounts that are subject to periodic increases. We expect the Spyce Sale to close in late 2025 or early 2026. See Part II, Item 5 of this Quarterly Report below for additional information regarding the Spyce Sale.
Factors Affecting Our Business
Expanding Restaurant Footprint

Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. During the thirteen weeks ended September 28, 2025 and September 29, 2024, we had 6 and 5 Net New Restaurant Openings, respectively. During the thirty-nine weeks ended September 28, 2025 and September 29, 2024, we had 20 and 15 Net New Restaurant Openings, respectively, bringing our total count as of September 28, 2025 to 266 restaurants in 23 states and Washington, D.C.

One of our strategies is to grow our footprint in both existing and new U.S. markets and, over time, internationally. In fiscal year 2025, we expect 37 Net New Restaurant Openings, of which, we expect to add 18 new Infinite Kitchen units to our fleet. In fiscal year 2026, we expect 15-20 Net New Restaurant Openings, with about half featuring Infinite Kitchen units.
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
Macroeconomic Conditions, Inflation, and Supply Chain Constraints
Consumer spending on food outside the home fluctuates with macroeconomic conditions. Consumers tend to allocate higher spending to food outside the home when macroeconomic conditions are stronger, and reduce spending on food outside the home during weaker economies. Our customers have in the past demonstrated a willingness to pay a premium for a craveable, convenient, and healthier alternative to traditional fast-food and fast-casual offerings. However, as a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods. We continue to be impacted by a decrease in consumer spending during fiscal year 2025, and have yet to see signs of improvement.
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

We have historically been able to partially offset inflation and other increases in the costs of core operating resources, such as wage increases and increases in cost of goods sold, by gradually increasing menu prices or other customer fees, such as service fees and delivery fees, coupled with more efficient purchasing practices, productivity improvements, and greater economies of scale. There can be no assurance that we will be able to continue this practice in the current macroeconomic environment or regulatory environment or in the future. Moreover, there can be no assurance that any future cost increases, including as a result of inflation or tariffs, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products.

Our core ingredients are predominantly sourced from domestic suppliers. We also source certain items for our restaurants from outside the United States. Notably, most of our bowls and plates are produced outside of the United States, including in China. The items we procure from outside the United States expose our business to tariffs and duties implemented by the U.S. government. For the third quarter of 2025, we realized a tariff and duty impact from our food, beverage, and packaging supply chain of approximately 50 basis points, and we anticipate a similar impact in future fiscal periods.

In terms of new restaurant development, we now anticipate minimal net tariff-related increases on the $1.4 to $1.5 million average unit cost we have historically experienced, after taking into account our ongoing mitigation efforts, including advance purchasing of certain key components and strategic sourcing efforts, as well as recent changes to government trade policies.

For Infinite Kitchen units, which typically cost between $450,000 and $550,000, we have realized a price increase of approximately 5% due to tariffs. We do not anticipate any additional impact from tariffs on Infinite Kitchen units in fiscal year 2025 due to pre-purchasing of key materials. 10 of the 18 Infinite Kitchen units scheduled for installation in our new restaurants in 2025 were fully insulated from tariffs. We expect our costs for Infinite Kitchen units to increase approximately 5% after completion of the sale.

Management remains committed to further mitigating the impact of tariff costs across our supply chain, restaurant build-outs and equipment through ongoing sourcing and cost-optimization strategies that we and our suppliers intend to implement. Any future changes to the U.S. government’s trade policies may impact these estimates.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands )	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net New Restaurant Openings	6	5	20	15
Average Unit Volume (as adjusted)(1)	$2,769	$2,907	$2,769	$2,907
Same-Store Sales Change (%) (as adjusted)(2)	(9.5)%	5.6%	(6.8)%	6.7%
Total Digital Revenue Percentage(3)	61.8%	55.1%	60.8%	56.5%
Owned Digital Revenue Percentage(3)	35.3%	29.2%	33.5%	30.8%
(1) Three restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 28, 2025. One restaurant was excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 29, 2024. Such adjustments did not result in a material change to AUV.
(2) Our results for the thirteen and thirty-nine weeks ended September 28, 2025 have been adjusted to reflect the temporary closures of six and thirteen restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen and thirty-nine ended September 28, 2024 have been adjusted to reflect the temporary closures of two and five restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period.
(3) Purchases made in-store where a customer uses scan-to-redeem or scan-to-earn, as part of the SG Rewards loyalty program introduced during the second quarter of fiscal year 2025, are included as part of our Owned Digital Channels sales.

Net New Restaurant Openings

Net New Restaurant Openings reflect the number of new Sweetgreen restaurant openings during a given reporting period, net of any permanent Sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs, as further described below. During fiscal year 2025, we plan to integrate Infinite Kitchen technology into approximately half of our new restaurants.

Average Unit Volume

AUV is defined as the average trailing revenue for the prior four fiscal quarters for all restaurants in the Comparable Restaurant Base. The measure of AUV allows us to assess changes in guest traffic and per transaction patterns at our restaurants. Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. For the thirteen and thirty-nine weeks ended September 28, 2025, three restaurants were excluded from the Comparable Restaurant Base. For the thirteen and thirty-nine weeks ended September 29, 2024, one restaurant was excluded from the Comparable Restaurant Base. Such adjustments did not result in a material change to AUV.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. During the thirteen and thirty-nine weeks ended September 28, 2025, six and thirteen restaurants, respectively, were excluded from the calculation of Same-Store Sales Change. During the thirteen and thirty-nine weeks ended September 29, 2024, two and five restaurants, respectively, were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for any period. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.

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
The following table sets forth a reconciliation of our loss from operations to Restaurant-Level Profit, as well as the calculation of loss from operations margin and Restaurant-Level Profit Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Loss from operations	$(36,274)	$(21,175)	$(91,234)	$(64,274)
Add back:
General and administrative	30,900	36,777	103,742	112,844
Depreciation and amortization	18,304	16,905	53,406	50,069
Pre-opening costs	2,789	1,759	7,019	4,295
Impairment and closure costs	4,578	114	10,008	388
Loss on disposal of property and equipment(1)	1,109	63	1,226	178
Restructuring charges(2)	1,108	498	3,159	1,497
Restaurant-Level Profit	$22,514	$34,941	$87,326	$104,997
Loss from operations margin	(21.0)%	(12.2)%	(17.4)%	(12.5)%
Restaurant-Level Profit Margin	13.1%	20.1%	16.7%	20.4%
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
The following table sets forth a reconciliation of our net loss to Adjusted EBITDA, as well as the calculation of net loss margin and Adjusted EBITDA Margin for each of the periods indicated:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net loss	$(36,146)	$(20,816)	$(84,343)	$(61,343)
Non-GAAP adjustments:
Income tax expense	90	90	270	270
Interest income	(1,498)	(2,754)	(5,126)	(8,690)
Interest expense	7	26	12	242
Depreciation and amortization	18,304	16,905	53,406	50,069
Stock-based compensation(1)	5,811	9,685	24,032	30,214
Loss on disposal of property and equipment(2)	1,109	63	1,226	178
Impairment and closure costs(3)	4,578	114	10,008	388
Other expense/(income)(4)	1,273	2,279	(2,047)	5,247
Restructuring charges(5)	1,108	498	3,159	1,497
ERP implementation and related costs(6)	257	229	752	682
Legal settlements(7)	—	—	243	36
Employer portion of the founder performance stock unit payroll taxes(8)	—	491	—	491
Disposal of prepaid assets(9)	744	—	744	—
Adjusted EBITDA	$(4,363)	$6,810	$2,336	$19,281
Net loss margin	(21.0)%	(12.0)%	(16.1)%	(11.9)%
Adjusted EBITDA Margin	(2.5)%	3.9%	0.4%	3.7%
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
(8)Includes the employer portion of payroll taxes related to the vesting of 300,000 performance stock units released to each founder during the thirteen weeks ended September 29, 2024.
(9)Represents a non-recurring write-off of specific materials associated with legacy marketing initiatives which were determined to have no alternative use within current or future operations.

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

Restructuring Charges

Restructuring charges are expenses that are paid in connection with the reorganization of our operations. These costs primarily include operating lease asset impairment costs related to our vacated former Sweetgreen Support Center, as well as the amortization of the underlying operating lease asset and related real estate and CAM charges, severance and related benefits from workforce reductions at our Sweetgreen Support Center, and costs related to abandoning certain potential future restaurant sites, which are a result of our efforts to streamline our future new restaurant openings, and other related expenses. During the thirty-nine weeks ended September 28, 2025, we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space. We continue to evaluate our organizational structure and may implement additional changes to lower our administrative headcount.
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

Results of Operations
Comparison of the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024

The following table summarizes our results of operations for the thirteen weeks ended September 28, 2025 and September 29, 2024:

	Thirteen weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Dollar Change	Percentage Change
Revenue	$172,393	$173,431	$(1,038)	(0.6%)
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	52,894	47,706	5,188	10.9%
Labor and related expenses	50,157	47,520	2,637	5.5%
Occupancy and related expenses	16,557	15,054	1,503	10.0%
Other restaurant operating costs	30,271	28,210	2,061	7.3%
Total cost of restaurant operations	149,879	138,490	11,389	8.2%
Operating expenses:
General and administrative	30,900	36,777	(5,877)	(16.0%)
Depreciation and amortization	18,304	16,905	1,399	8.3%
Pre-opening costs	2,789	1,759	1,030	58.6%
Impairment and closure costs	4,578	114	4,464	3915.8%
Loss on disposal of property and equipment	1,109	63	1,046	1660.3%
Restructuring charges	1,108	498	610	122.5%
Total operating expenses	58,788	56,116	2,672	4.8%
Loss from operations	(36,274)	(21,175)	(15,099)	71.3%
Interest income	(1,498)	(2,754)	1,256	(45.6%)
Interest expense	7	26	(19)	(73.1%)
Other expense (income)	1,273	2,279	(1,006)	(44.1%)
Net loss before income taxes	(36,056)	(20,726)	(15,330)	74.0%
Income tax expense	90	90	—	—%
Net loss	$(36,146)	$(20,816)	$(15,330)	73.6%

The following table summarizes our results of operations for the thirty-nine weeks ended September 28, 2025 and September 29, 2024:

	Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Dollar Change	Percentage Change
Revenue	$524,280	$515,922	$8,358	1.6%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	148,330	141,307	7,023	5.0%
Labor and related expenses	149,272	142,954	6,318	4.4%
Occupancy and related expenses	48,669	44,523	4,146	9.3%
Other restaurant operating costs	90,683	82,141	8,542	10.4%
Total cost of restaurant operations	436,954	410,925	26,029	6.3%
Operating expenses:
General and administrative	103,742	112,844	(9,102)	(8.1%)
Depreciation and amortization	53,406	50,069	3,337	6.7%
Pre-opening costs	7,019	4,295	2,724	63.4%
Impairment and closure costs	10,008	388	9,620	2479.4%
Loss on disposal of property and equipment	1,226	178	1,048	588.8%
Restructuring charges	3,159	1,497	1,662	111.0%
Total operating expenses	178,560	169,271	9,289	5.5%
Loss from operations	(91,234)	(64,274)	(26,960)	41.9%
Interest income	(5,126)	(8,690)	3,564	(41.0%)
Interest expense	12	242	(230)	(95.0%)
Other expense (income)	(2,047)	5,247	(7,294)	(139.0%)
Net loss before income taxes	(84,073)	(61,073)	(23,000)	37.7%
Income tax expense	270	270	—	—%
Net loss	$(84,343)	$(61,343)	$(23,000)	37.5%

Revenue

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Revenue	172,393	173,431	(0.6%)	524,280	515,922	1.6%
Average Unit Volume	$2,769	$2,907	(4.7%)	$2,769	$2,907	(4.7%)
Same-Store Sales Change	(9.5)%	5.6%	(15.1%)	(6.8%)	6.7%	(13.5%)

The decrease in revenue for the thirteen weeks ended September 28, 2025 was primarily due to a decrease in Comparable Restaurant Base revenue of $16.2 million, resulting in a negative Same-Store Sales Change of 9.5%, reflecting an 11.7% decrease in traffic and product mix, partially offset by a 2.2% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended September 29, 2024. The decline in traffic and product mix primarily resulted from a slowdown in consumer spending within the macroeconomic environment, as well as the discontinuation of our former Sweetpass+ loyalty program and corresponding transition to our new SG Rewards loyalty program. This decrease in revenue was partially offset by an increase of $15.9 million of incremental revenue associated with 35 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024.

The increase in revenue for the thirty-nine weeks ended September 28, 2025 was primarily due to an increase of $44.1 million of incremental revenue associated with 45 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 29, 2024. The increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $34.9 million, resulting in a negative Same-Store Sales Change of 6.8%, reflecting a 9.5% decrease in traffic and product mix, partially offset by a 2.7% benefit from menu price increases that were implemented subsequent to September 29, 2024. The decline in traffic and product mix primarily resulted from a slowdown in consumer spending within the macroeconomic environment, as well as the discontinuation of our former Sweetpass+ loyalty program and corresponding transition to our new SG Rewards loyalty program.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Food, beverage, and packaging	52,894	47,706	10.9%	148,330	141,307	5.0%
As a percentage of total revenue	30.7%	27.5%	3.2%	28.3%	27.4%	0.9%

The increase in food, beverage, and packaging costs for the thirteen weeks ended September 28, 2025 was primarily due to the 35 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024.

The increase in food, beverage, and packaging costs for the thirty-nine weeks ended September 28, 2025 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 29, 2024.

As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended September 28, 2025 increased compared to the thirteen weeks ended September 29, 2024, primarily due to higher protein costs resulting from increased chicken and tofu portions, which led to higher overall ingredient usage and costs, a one time write-off of discontinued materials, as well as higher packaging costs related to recently imposed tariffs and duties. These increases were partially offset by menu price increases.

As a percentage of revenue, food, beverage, and packaging costs for the thirteen and thirty-nine weeks ended September 28, 2025 increased compared to the thirteen and thirty-nine weeks ended September 29, 2024, respectively, primarily due to higher protein costs resulting from increased chicken and tofu portions, which led to higher overall ingredient usage and costs, higher packaging costs related to recently imposed tariffs and duties, as well as a one time write-off of discontinued materials. These increases were partially offset by menu price increases.

Labor and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Labor and related expenses	50,157	47,520	5.5%	149,272	142,954	4.4%
As a percentage of total revenue	29.1%	27.4%	1.7%	28.5%	27.7%	0.8%

The increase in labor and related expenses for the thirteen weeks ended September 28, 2025 was primarily due to the 35 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by lower staffing needs associated with the change in sales volume.

The increase in labor and related expenses for the thirty-nine weeks ended September 28, 2025 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 29, 2024. The increase was also driven by higher staffing expenses associated with increases in prevailing wage rates in many of our markets, partially offset by lower staffing needs associated with the change in sales volume.

As a percentage of revenue, labor and related expenses increased for the thirteen and thirty-nine weeks ended September 28, 2025 compared to the thirteen and thirty-nine weeks ended September 29, 2024, respectively, primarily due to deleverage associated with the change in sales volume as well as wage rate increases, partially offset by menu price increases.
Occupancy and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Occupancy and related expenses	16,557	15,054	10.0%	48,669	44,523	9.3%
As a percentage of total revenue	9.6%	8.7%	0.9%	9.3%	8.6%	0.7%

The increase in occupancy and related expenses for the thirteen weeks ended September 28, 2025 was primarily due to the 35 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024.

The increase in occupancy and related expenses for the thirty-nine weeks ended September 28, 2025 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 29, 2024.

As a percentage of revenue, occupancy and related expenses for the thirteen and thirty-nine weeks ended September 28, 2025 was higher than the thirteen and thirty-nine weeks ended September 29, 2024, respectively, primarily related to deleverage associated with the change in sales volume.

Other Restaurant Operating Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Other restaurant operating costs	30,271	28,210	7.3%	90,683	82,141	10.4%
As a percentage of total revenue	17.6%	16.3%	1.3%	17.3%	15.9%	1.4%
The increase in other restaurant operating costs for the thirteen weeks ended September 28, 2025 was primarily due to the 35 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024 as well as increases in restaurant-level advertising spend.
The increase in other restaurant operating costs for the thirty-nine weeks ended September 28, 2025 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 29, 2024. This includes increases in restaurant-level advertising spend and delivery fees, primarily related to the increase in revenue through our Marketplace and Catering Channels, and increases in repairs and maintenance for existing stores.
As a percentage of revenue, other restaurant operating costs for the thirteen and thirty-nine weeks ended September 28, 2025 increased compared to the thirteen and thirty-nine weeks ended September 29, 2024, respectively, primarily due to the increases noted above as well as the change in sales volume.
Operating Expenses
General and Administrative

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
General and administrative	30,900	36,777	(16.0%)	103,742	112,844	(8.1%)
As a percentage of total revenue	17.9%	21.2%	(3.3%)	19.8%	21.9%	(2.1%)

The decrease in general and administrative expenses for the thirteen weeks ended September 28, 2025 was primarily due to a $3.9 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $2.1 million decrease in management salary and bonus expense. These decreases were partially offset by an increase in other expenses across the Sweetgreen Support Center to support our restaurant growth.
The decrease in general and administrative expenses for the thirty-nine weeks ended September 28, 2025 was primarily due to a $6.2 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $4.4 million decrease in management salary and bonus expense. These decreases were partially offset by an increase in other expenses across the Sweetgreen Support Center to support our restaurant growth.
As a percentage of revenue, the decrease in general and administrative expenses for both the thirteen and thirty-nine weeks ended September 28, 2025 was primarily due to the net effect of the fluctuations noted above.
Depreciation and Amortization

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Depreciation and amortization	18,304	16,905	8.3%	53,406	50,069	6.7%
As a percentage of total revenue	10.6%	9.7%	0.9%	10.2%	9.7%	0.5%
The increase in depreciation and amortization for the thirteen weeks ended September 28, 2025 was primarily due to the 35 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024.
The increase in depreciation and amortization for the thirty-nine weeks ended September 28, 2025 was primarily due to the 45 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 29, 2024.
As a percentage of revenue, depreciation and amortization for both the thirteen and thirty-nine weeks ended September 28, 2025 increased from the thirteen and thirty-nine weeks ended September 29, 2024, respectively, primarily related to the increase in the total depreciable base, driven by our acceleration of new restaurant growth in fiscal year 2025 as well as the change in sales volume.
Pre-Opening Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Pre-opening costs	2,789	1,759	58.6%	7,019	4,295	63.4%
As a percentage of total revenue	1.6%	1.0%	0.6%	1.3%	0.8%	0.5%
The increase in pre-opening costs for both the thirteen and thirty-nine weeks ended September 28, 2025 was primarily due to our acceleration of new restaurant growth in fiscal year 2025.
As a percentage of revenue, pre-opening costs in both the thirteen and thirty-nine weeks ended September 28, 2025 increased compared to the thirteen and thirty-nine weeks ended September 29, 2024, respectively, due to the acceleration of growth noted above as well as the change in sales volume.
Impairment and Closure Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Impairment and closure costs	4,578	114	3915.8%	10,008	388	2479.4%
As a percentage of total revenue	2.7%	0.1%	2.6%	1.9%	0.1%	1.8%

During the thirteen weeks ended September 28, 2025, we recognized non-cash impairment charges of $4.3 million related to the impairment of property and equipment of four of our restaurants. The remaining balance consists of closure costs, including lease-related expenses, amortization of operating lease assets, and other costs associated with previously closed restaurants.

During the thirty-nine weeks ended September 28, 2025, we recognized non-cash impairment charges of $9.6 million related to the impairment of property and equipment and related operating lease assets of nine of our restaurants. The remaining balance consists of closure costs, including lease-related expenses, amortization of operating lease assets, and other costs associated with previously closed restaurants.

Restructuring Charges

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Restructuring charges	1,108	498	122.5%	3,159	1,497	111.0%
As a percentage of total revenue	0.6%	0.3%	0.4%	0.6%	0.3%	0.3%

Restructuring charges for both the thirteen and thirty-nine weeks ended September 28, 2025 and September 29, 2024 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and CAM charges. In addition, during the thirteen and thirty-nine weeks ended September 28, 2025 we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space. We continue to evaluate our organizational structure and have and may continue to implement additional changes to lower our administrative headcount.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Loss on disposal of property and equipment	1,109	63	1660.3%	1,226	178	588.8%
As a percentage of total revenue	0.6%	—%	0.6%	0.2%	—%	0.2%
The change in loss on disposal of property and equipment for both the thirteen and thirty-nine weeks ended September 28, 2025, compared to the prior year periods, was primarily due to the disposal of specialized kitchen equipment.

Interest Income and Interest Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Interest income	(1,498)	(2,754)	(45.6%)	(5,126)	(8,690)	(41.0%)
Interest expense	7	26	(73.1%)	12	242	(95.0%)
Total interest income, net	$(1,491)	$(2,728)	(45.3%)	$(5,114)	$(8,448)	(39.5%)
As a percentage of total revenue	(0.9)%	(1.6)%	0.7%	(1.0)%	(1.6)%	0.7%

The decrease in interest income, net, was primarily due to a lower cash balance and lower interest rate in our money market accounts during the thirteen and thirty-nine weeks ended September 28, 2025 compared to the prior year periods.
Other Expense (Income)

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 28, 2025	September 29, 2024	Percentage Change	September 28, 2025	September 29, 2024	Percentage Change
Other expense (Income)	1,273	2,279	(44.1%)	(2,047)	5,247	(139.0%)
As a percentage of total revenue	0.7%	1.3%	(0.6)%	(0.4)%	1.0%	(1.4%)
The decrease in other expense for the thirteen weeks ended September 28, 2025 was primarily due to a change in the fair value of our contingent consideration compared to the prior year periods, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
The increase in other income for the thirty-nine weeks ended September 28, 2025 was primarily due to a change in the fair value of our contingent consideration compared to the prior year periods, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021.
As a percentage of revenue, other expense (income) decreased during the thirteen and thirty-nine weeks ended September 28, 2025 compared to the thirteen and thirty-nine weeks ended September 29, 2024, due to the variances noted above.
Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from equity, our ability to obtain lending commitments and through cash flow from operations. As of September 28, 2025 and December 29, 2024, we had $130.0 million and $214.8 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents and cash flow from operations will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are for operating lease obligations, new restaurant development, including related to deployment of Infinite Kitchen units, initiatives to improve the customer experience in our restaurants, marketing-related costs, working capital and general corporate needs. Additionally, during the thirty-nine weeks ended September 28, 2025, we made a cash payment of approximately $2.3 million related to the second Spyce milestone payment. See Note 3 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

On November 5, 2025, we entered into an agreement to sell Spyce Food Co. for total consideration of $186.4 million, allocated between cash of $100 million and shares of Series C Preferred Stock with an implied value of $86.4 million. We expect this transaction to close in late 2025 or early 2026.

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

During the thirty-nine weeks ended September 28, 2025, we incurred approximately $76.1 million in capital expenditures, a portion of which was used to pre-purchase key materials. We expect capital expenditures to increase in 2025, primarily related to new store openings and Infinite Kitchens.

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

Cash Flows
The following table summarizes our cash flows for the periods indicated:

(amounts in thousands)	Thirty-nine weeks ended September 28, 2025	Thirty-nine weeks ended September 29, 2024
Net cash (used in) provided by operating activities	$(4,042)	$37,271
Net cash used in investing activities	(82,033)	(63,199)
Net cash provided by financing activities	2,753	5,836
Net decrease in cash and cash equivalents and restricted cash	$(83,322)	$(20,092)
Operating Activities

For the thirty-nine weeks ended September 28, 2025, cash used in operating activities increased by $41.3 million compared to the thirty-nine weeks ended September 29, 2024. The increase was primarily due to the $21.8 million impact of unfavorable working capital fluctuations, driven by the timing of rent expense, payroll, and other payments in the ordinary course of business, as well as a $2.3 million Spyce milestone payment. The remaining change was related to a $19.5 million decrease in income after excluding non-cash items.

Investing Activities

For the thirty-nine weeks ended September 28, 2025, cash used in investing activities was $82.0 million, an increase of $18.8 million compared to the thirty-nine weeks ended September 29, 2024. Investing activities for the thirty-nine weeks ended September 28, 2025 consisted primarily of purchases of property and equipment of $76.1 million related to the 2025 pipeline of new restaurants (excluding tenant improvement allowances) of which a portion of the purchase occurred in fiscal 2024, renovations, and an prepayments associated with the deployment of Infinite Kitchen units and other restaurant related equipment. Additionally, we had a cash outflow of $6.0 million related to purchases of intangible assets for the thirty-nine weeks ended September 28, 2025.

Financing Activities
For the thirty-nine weeks ended September 28, 2025, cash provided by financing activities decreased by $3.1 million compared to the thirty-nine weeks ended September 29, 2024, primarily due to a decrease in proceeds from stock option exercises, partially offset by a payment associated with the contingent consideration liability in the prior year.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

For a description of risks and uncertainties that could impact our business, including risks and uncertainties related to macroeconomic conditions and changes in consumer discretionary spending and related to U.S. international trade policies, including the imposition of tariffs, and increases in the cost of ingredients and equipment, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (“Annual Report”) and our Quarterly Report for the thirteen weeks ended June 29, 2025 (“Prior Quarterly Report”). Other than the risk factor listed below, there have been no material changes from the risk factors described in our Annual Report and Prior Quarterly Report.

Completion of the Spyce Sale is subject to numerous conditions outside of our control. There can be no assurances regarding the timing or likelihood of completion of the Spyce Sale, and failure to complete the Spyce Sale could have an adverse effect on our stock price, growth plan, financial condition, and results of operations.

The Agreement governing the Spyce Sale contains customary conditions to closing, including: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of legal proceedings, court orders or other governmental actions preventing the consummation of the transactions; (iii) that the parties have performed and complied in all material respects with all agreements and covenants contained in the Agreement governing the Spyce Sale to be performed and complied with by them before or on the closing date of the Spyce Sale; (iv) that no Material Adverse Effect (as defined in the Agreement) will have occurred; and (v) that the representations and warranties of the parties to the Agreement are true and correct, subject to certain materiality standards, as of the closing date of the Spyce Sale.

While we believe that we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied at all or be satisfied on the proposed terms and schedules as contemplated by the parties. Although we and Wonder have agreed, subject to certain exceptions, to use efforts and accept certain remedies to obtain the requisite regulatory approvals, there can be no assurance that these approvals will be obtained, and the governmental entities from which these approvals are required may impose conditions on the completion of the sale or require changes to the terms of the sale. Satisfaction of the closing conditions may delay the consummation of the sale, and if certain closing conditions are not satisfied prior to the end date specified in the Agreement, the parties will not be obligated to complete the sale. The Agreement may be terminated by either us or Wonder prior to Closing under certain circumstances, including if certain closing conditions in the Agreement have not been satisfied or waived on or before 180 days after the date of the Agreement.

If the Spyce Sale is not completed for any reason, we will not realize the potential benefits we anticipate from the sale, including reduced operating costs and a strengthened balance sheet. Moreover, substantial expenses would have already been incurred, including professional advisor fees that are payable regardless of the outcome. Our management team has allocated significant time and resources to the pending sale. For these and other reasons, a failed transaction may have an adverse impact on our business, operating results, or financial condition, and our stock price may decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended September 28, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.

Entry Into Agreement and Plan of Merger and Asset Purchase

On November 5, 2025, Sweetgreen, Inc., a Delaware corporation (the “Company”) entered into an Agreement and Plan of Merger and Asset Purchase (the “Agreement”) by and among Wonder Group, Inc., a Delaware corporation (“Wonder”), Wonder Automation, Inc., a Delaware corporation and a direct wholly owned subsidiary of Wonder (“Buyer”), Wally Merger Sub I, Inc., a Delaware corporation and a direct wholly owned subsidiary of Wonder (“Merger Sub I”), Wally Merger Sub II, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Wonder (“Merger Sub II”) and Spyce Food Co., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Spyce”), pursuant to which, among other things, and subject to the conditions contained in the Agreement, (a) the Company and certain of its subsidiaries will sell to Buyer certain assets related to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology (the “Spyce Business”) and the Buyer will assume certain liabilities related thereto , and (b) Merger Sub I will merge with and into Spyce, a subsidiary of the Company that also holds assets with respect to the Spyce Business (the “First Merger”), with Spyce surviving as a wholly-owned subsidiary of Wonder, and, immediately thereafter, Spyce (as the surviving corporation in the First Merger) will merge with and into Merger Sub II (the “Second Merger”), with Merger Sub II continuing as a wholly-owned subsidiary of Wonder (collectively, the “Spyce Sale”). As consideration for the Spyce Sale, Wonder will pay to the Company $100 million in cash and issue to the Company shares of Series C Preferred Stock of Wonder (the “Equity Consideration”) with an implied value of $86.4 million based on the price per share at which shares were issued by Wonder to cash investors in its most recent equity financing (the “Equity Consideration”). With respect to the Equity Consideration, the Company entered into an equity side letter with Wonder that will be effective upon closing of the Spyce Sale. The equity side letter grants the Company information rights and certain other rights with respect to the Equity Consideration. In addition, as part of the Spyce Sale, the Company employees who service the Spyce Business will be offered employment by Wonder.

In connection with the signing of the Agreement, the Company, Wonder and Merger Sub II (Buyer and Merger Sub II, together “Wonder Spyce”) agreed to enter into, among other ancillary agreements, (1) a Supply and Services Agreement (“Supply Agreement”), upon the closing of the Spyce Sale, pursuant to which Wonder Spyce agrees, among other things, to sell Infinite Kitchen units (and future variants of the current system and certain products that Wonder Spyce may later develop) to the Company on a long-term basis and provide certain services related to the Infinite Kitchen units, including commissioning, support and maintenance; and (2) an Intellectual Property License Agreement (the “License Agreement”), providing for (a) a non-exclusive, perpetual, irrevocable, royalty-free license back to the Company under the Spyce Business technology, and related future improvements for the Company to exploit such licensed intellectual property for use in the Company’s branded facilities that produce food or beverages, subject to certain restrictions, including specific restriction on use and facilities in connection with our change of control, and (b) a non-exclusive, perpetual, irrevocable, royalty-bearing license to allow the Company to manufacture, use, sell, and otherwise exploit and dispose of the products previously sold to the Company under the Supply Agreement in the event of certain trigger events, which includes an uncured material breach by Wonder under the Supply Agreement. The Supply Agreement is subject to termination for an uncured material breach as set forth in the Supply Agreement.

The Agreement contains customary representations, warranties and covenants, and following the closing of the Spyce Sale, indemnities pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of representations, warranties and covenants and with respect to the allocation of certain liabilities between their respective post-transaction businesses.

The Agreement also contains customary conditions to closing, including: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (ii) the absence of legal proceedings, court orders or other governmental actions preventing the consummation of the transactions; (iii) that the parties have performed and complied in all material respects with all agreements and covenants contained in the Agreement to be performed and complied with by them before or on the closing date; (iv) that no Material Adverse Effect (as defined in the Agreement) will have occurred since the signing of the Agreement; and (v) that the representations and warranties of the Parties are true and correct, subject to certain materiality standards, as of the closing date.

The Agreement may be terminated by either the Company or Wonder prior to closing under certain circumstances, including if certain closing conditions in the Agreement have not been satisfied or waived on or before 180 days after the date of the Agreement.

The foregoing description of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the Agreement, which is filed as Exhibit 10.4 to this Quarterly Report and is incorporated herein by reference.

The Agreement has been provided solely to inform investors of its terms. The representations, warranties and covenants contained in the Agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the Agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties to the Agreement if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by disclosures not reflected in the text of the Agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. The Company’s stockholders and other investors are not third-party beneficiaries under the Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or conditions of the Company or any of its subsidiaries or affiliates.
ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1	Separation Agreement, effective October 9, 2025, by and between the Registrant and Mitch Reback					X
10.2	Consultant Agreement, effective September 21, 2025, by and between the Registrant and Mitch Reback					X
10.3	Executive Employment Agreement, effective September 22, 2025, by and between the Registrant and Jamie McConnell					X
10.4	Agreement and Plan of Merger and Asset Purchase, dated November 5, 2025, by and among Wonder Group, Inc., Spyce Food Co., and the other parties named therein					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: November 6, 2025	By:	/s/ Jamie McConnell
Jamie McConnell
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)