Form 10-K
period 2025-12-28
Sweetgreen, Inc.
filed 2026-02-27
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2025
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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion, based upon the last reported sales price on the New York Stock Exchange on June 30, 2025. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

The registrant had 106,902,423 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of February 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Annual Report, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•Our plans, priorities, initiatives and strategies, including with respect to the Sweet Growth Transformation Plan;
•our expectations regarding our key performance metrics, future results of operation and liquidity;
•our expectations regarding our sales channel mix and impact on our margins and business;
•our expectations regarding the effects of inflation, interest rates, tariffs, an economic downturn, higher labor rates, and increased supply chain costs, as well as any future pricing or other actions taken in an effort to mitigate the effects of these or other increases in our costs and expenses;
•our expectations regarding macroeconomics and geopolitical conditions and the resulting impact on our business and results of operations;
•our expectations about customer behavior trends as a result of economic conditions and macroeconomic, geopolitical, severe weather conditions, the adoption of remote and hybrid working models, and other major events;
•our expectations regarding our customers’ willingness to pay our prices for higher quality food;
•our expectations regarding our SG Rewards loyalty program;
•our plans to incorporate additional Infinite Kitchen units into new and existing restaurants, in particular following our sale of Spyce Food Co. (“Spyce”) and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology (together with Spyce, the “Spyce Business”) to certain subsidiaries of Wonder Group, Inc. (“Wonder”), and our ability to deploy and secure support for, in a timely and cost-effective manner, Infinite Kitchen units should Wonder not fulfill its support obligations;
•our operational changes and the expected benefits thereof, including our expectations regarding the impact of automation on our operating model, results of operations, and key performance metrics;
•our ability to achieve our bold vision to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect;
•our expectations around industry and market trends and our anticipated market opportunity;
•potential future investments in our business, and the sufficiency of our liquidity and capital resources;
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
•Changes in economic conditions, macroeconomic and geopolitical events, and public health developments such as a pandemic may adversely affect customer behavior, which could have an adverse effect on our business, financial condition, and results of operations.
•Severe weather conditions and natural disasters have adversely affected our restaurant sales and results of operations, and climate change may further increase these adverse effects.
•Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.
•Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.
•Our expansion into new markets may present increased risks and adversely affect our growth and operating results.
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
•We have incurred significant losses since inception. We expect our net losses to continue in the foreseeable future, and we may not achieve profitability.
•If we are unable to utilize the Infinite Kitchen in our restaurants in a cost-effective manner, or to secure consistent support for the deployment and development of such technologies, our growth plans, financial condition, and results of operations could be adversely affected.
•If we are not able to hire, train, reward, and retain a qualified workforce, our growth and profitability could be adversely affected.
•Increases in labor costs, labor shortages, or unionization efforts, could have an adverse effect on our business, financial condition, and results of operations.
•Changes in food and supply costs or disruptions in the availability or delivery of ingredients and other supplies could adversely affect our business, financial condition, and results of operations.
•Changes in U.S. international trade policies, including the imposition of tariffs, could increase the cost of ingredients, equipment, and construction materials used in our restaurants and adversely affect our business, financial condition, and results of operations.
•We may not persuade customers of the benefits of paying our prices for higher-quality food.
•A significant portion of our restaurants are located in large urban areas, and if our operations in these geographies are negatively affected, our financial results and future prospects would be adversely affected.
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

•We have been and will likely continue to be party to litigation that could distract management, increase our expenses, and subject us to monetary damages or other penalties.
•If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences.
•We (and the third parties with whom we work) are subject to rapidly changing and increasingly stringent U.S. and foreign laws, contractual terms, industry standards, and other obligations relating to data privacy and security, and any actual or perceived failure to comply with such obligations could adversely affect our business, financial condition, and results of operations.
•We may not be able to adequately protect or enforce our rights in our intellectual property, which could harm the value of our brand and have an adverse effect on our business, financial condition, and results of operations.

PART I
ITEM 1. BUSINESS

General

Sweetgreen, Inc., a Delaware corporation (together with its subsidiaries, “Sweetgreen,” “we,”, “us,” or the “Company”) is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 28, 2025, we owned and operated 281 restaurants in 24 states and Washington, D.C.
Our Menu Offerings

We have designed our menu to be delicious, customizable, and convenient to empower our customers to make healthier choices for both lunch and dinner. We are constantly seeking ways to enhance our menu, all while honoring our food ethos.
Core Menu
Our core menu consists of a curated set of signature items offered year-round across all locations, designed to deliver consistent quality and reflect our food philosophy, supported by a disciplined and scalable supply chain. Guests may also create a custom salad, bowl, or plate from a broad assortment of ingredients and signature dressings, enabling meaningful customization within a standardized ingredient system.
We supplement our core offerings with seasonal and limited-time items that allow us to introduce new flavors and test innovation while maintaining operational consistency. Through our owned digital channels, we also offer exclusive menu items and curated collections that support discovery, personalization, and guest engagement.

Our Strategy

Sweetgreen's mission is to build healthier communities by connecting people to real food. Over the past year, our leadership team has evaluated the business and refined our strategic priorities to strengthen execution, enhance the guest experience, and build a more durable financial model. We refer to this framework as the Sweet Growth Transformation Plan which is centered on five strategic priorities:

1.Operational Excellence
Drive consistent execution across our restaurants to deliver great food, smooth operations, and reliable guest experiences.
2.Food Quality + Menu Innovation
Differentiate through high-quality ingredients and scratch cooking while continuing to evolve the menu in ways that resonate with guests.
3.Personalized Experience
Increase customer frequency and average check through targeted digital engagement, personalized messaging, and relevant offers.
4.Brand Relevance
Attract new guests by amplifying what makes Sweetgreen distinctive, relevant, and culturally compelling.
5.Disciplined Profitable Investment
Deliver sustainable growth by prioritizing returns, maintaining cost discipline, and allocating capital with rigor.

Our Supply Chain
We have built a differentiated, end-to-end supply chain that culminates in delicious, high-quality food for our customers. Our sourcing and operating standards are guided by the Sweetgreen Way, which is our internal ethos based upon our commitment to ingredient quality, responsible sourcing, and in-house preparation.

We work with a broad network of domestic food partners, including farmers, manufacturers, and distributors. We prioritize ingredients that meet our standards and align with our food philosophy, and we maintain direct relationships with many of our growers and producers. Our supply chain is organized into regional distribution networks, managed in consultation with our lead logistics provider, which promotes consistency, scalability, and operational reliability. As we enter new markets, we seek to leverage existing relationships while maintaining these standards.
Quality Control and Food Safety
At Sweetgreen, we refer to food safety as our “license to operate,” and that starts with our food supply. We require our suppliers to provide appropriate food safety certifications as part of the onboarding process. After onboarding, we work with our suppliers to ensure they adhere to our product quality specifications. We also follow a Comprehensive Food Safety Plan (“CFSP”), which includes our Approved Supplier Program, Hazard Analysis and Critical Control Points Program, guidelines for restaurant design, construction and maintenance, new product commercialization processes, and crisis management. As part of our CFSP, we have a set of “sweet clean standards” for our restaurants, which are guides for operators to ensure our approach to food safety and cleanliness is consistent and scalable across our restaurant fleet. Food safety is an integral element of our field leadership bonus plan; our operators do not receive certain bonuses unless they meet our food safety thresholds for the relevant period. On top of our CFSP sits a system of verification, audits, and monitoring to ensure our food safety is not compromised.
Our Real Estate

We opened 35 and 25 Net New Restaurants in fiscal years 2025 and 2024, respectively, bringing our total count as of December 28, 2025 to 281 restaurants in 24 states and Washington, D.C. We expect to open fewer new restaurants in 2026 than we did in 2025.
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
Our People

We believe our team members are central to delivering the Sweetgreen experience and executing our long-term strategy. Our approach to human capital management focuses on attracting, developing, and retaining talent, while fostering a culture that supports operational excellence, leadership development, and consistent guest experiences.

Workforce Overview

As of December 28, 2025, we had a total of 6,486 employees, 248 of whom worked at our Sweetgreen Support Center and 6,238 of whom worked in our restaurants.

Total Rewards

We offer competitive wages and a comprehensive benefits package designed to support the financial, physical, and mental well-being of our employees. Our benefits for eligible employees include medical, dental, and vision insurance, paid time off, paid parental leave, and equity incentives for our Head Coaches (our restaurant general managers). We regularly review our compensation and benefits programs to remain competitive within the industry.

In 2025, Forbes included Sweetgreen in their list of America’s Best Large Employers and TIME recognized Sweetgreen as one of America’s Best Midsized Companies, each for the second consecutive year.

Restaurant Team Structure and Career Development

We believe we have designed a structured and transparent career pathway that emphasizes internal advancement and leadership development. We believe developing leaders from within strengthens operational consistency and reinforces our culture. Team members may progress along a defined path to restaurant leadership roles, including Head Coach, in as few as three years.

In 2025, we introduced additional leadership roles and development programs intended to support food quality, people leadership, and internal mobility. During fiscal year 2025, 52% of open restaurant leadership roles were filled with promotions of existing employees.

Talent Acquisition and Retention

Our staffing strategy prioritizes internal promotion while supporting growth through scalable and efficient hiring practices. We utilize digital tools to streamline recruiting and scheduling, enabling Head Coaches to focus on restaurant operations and the guest experience. We also provide targeted staffing support for new restaurant openings and locations with elevated staffing needs.

We seek to attract and retain employees who align with our purpose and values by offering competitive compensation, development opportunities, and a supportive work environment.

Culture and Employee Engagement

Our approach to team and culture is guided by our core value of “Win, Win, Win,” reflecting our belief that investing in the team member experience benefits our employees, our guests, and our business. We aim to maintain a positive, inclusive, and engaging workplace where employees feel supported and motivated to deliver exceptional guest experiences.

We periodically seek feedback from employees through confidential engagement surveys and use these insights to inform actions and improvements across our restaurants and Sweetgreen Support Center.

Our Impact
Our mission to build healthier communities by connecting people to real food extends to positively impacting the lives of our customers, team members, and citizens of the communities we serve. Below are select examples of the ways we give back to our local communities.
•Donating Healthy Meals: During each new restaurant opening, we distribute fresh Sweetgreen meals to local charities, including food banks, pantries, and soup kitchens, to help alleviate food insecurity in the community. For every meal purchase on opening day, we donate a meal to a local nonprofit impact partner to distribute to someone in need. In 2025, we donated approximately 100,000 meals to people experiencing food insecurity through our new restaurant opening program.
•Wildfire Relief: In January 2025, we mobilized our team in response to the devastating wildfires affecting our hometown of Los Angeles. We donated more than 5,000 nutrient-dense Sweetgreen meals over three weeks to fuel the relief effort and support first responders fighting the Palisades and Eaton Fires. We also handled transportation logistics for bulk donations of fresh produce from our supply chain and shelf-stable snacks and beverages from brand partners.

Competition
We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments compete on factors such as taste, price, food quality and presentation, service, location, and restaurant condition. Our competitors include locally owned restaurants and regional and national chains that offer dine-in, carry-out, delivery, and catering services. Many of our competitors have operated longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and therefore may be better positioned to succeed in the highly competitive restaurant industry. Among our competitors are national and regional fast-casual restaurant chains, restaurants emphasizing clean, real ingredients and health-conscious dining, and traditional quick-service restaurants.

As we continue to expand into new markets and further develop our digital channels, we also face growing competition from both new entrants and existing restaurants that have increased their digital presence through delivery and take-out platforms. We compete with delivery kitchens, food aggregators, and third-party delivery marketplaces such as DoorDash, Grubhub, and Uber Eats, as well as grocery stores that focus on freshly prepared or organic foods. The delivery marketplaces, including those we partner with, retain customer data for Sweetgreen orders and may use that information to promote other restaurants. Competition from food aggregators and food delivery marketplaces has also increased in recent years, particularly with the significant increase in restaurants that previously focused on dine-in service and have increased their reliance on take-out or delivery, and competition is expected to continue to increase. Any of these competitors may have, among other things, greater operational or financial resources, lower operating costs, better locations, better facilities, better management, better digital technology, increased automation and production efficiency, more effective marketing, and more efficient operations. Additionally, we face the risk that new or existing competitors will copy, and potentially improve upon, our business model, menu options, technology, presentation, or ambience, among other things.
Trademarks and Other Intellectual Property
We protect our intellectual property primarily through a combination of trademarks, domain names, copyrights, and trade secrets. Since our inception, we have undertaken to strategically and proactively develop our trademark portfolio by registering our trademarks and service marks in the United States and various strategic foreign jurisdictions. Domestically, we registered our core marks (“Sweetgreen,” “SG,” and the Sweetgreen logo) and certain other marks, such as “SG Outpost,” “Sweetgreen Outpost,” and “SweetPass.” Internationally, we currently have registered our core “Sweetgreen” mark, along with selected other marks, in foreign jurisdictions including Argentina, Australia, Canada, China, the European Union, Hong Kong, Japan, Mexico, South Korea, and the United Kingdom. Most of our marks are registered in multiple international trademark classes, including for restaurant services and related goods and services. We are currently pursuing additional trademark and trade dress registrations in the United States and will continue to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. We have obtained a registration of the Sweetgreen.com domain name as well.
We have procedures in place to monitor for potential infringement of our most important intellectual property, and it is our policy to take appropriate action to enforce our intellectual property rights, taking into account the strength of our claim, likelihood of success, cost, and overall business priorities.
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

Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs such matters as minimum wages and overtime, and a variety of similar federal, state, and local laws (such as fair work week laws, immigration laws, laws governing the employment of minors, various wage & hour laws, termination and discharge laws, and state occupational safety regulations) that govern these and other employment law matters. We may also be subject to lawsuits or investigations from our current or former employees, the U.S. Equal Employment Opportunity Commission, the Department of Labor, or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters, and we are and have been a party to a number of such matters. These lawsuits and investigations often require significant resources from our senior management and can result in material fines, penalties, and/or settlements, some or all of which may not be covered by insurance, as well as significant remediation efforts that may be costly and time consuming, and which we may not implement effectively.
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

Seasonality

Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, the prevalence of hybrid and remote work arrangements have made seasonality in our business less predictable, and we have experienced negative revenue impacts around national holidays. Additionally, we have seen extreme weather conditions and natural disasters cause disruptions to our operations from time to time, including the wildfires in Los Angeles, which impacted our fiscal year 2025 results.
Data Privacy and Security

In the ordinary course of our business, we may process personal or other sensitive, proprietary, and confidential information. Accordingly, we are or may become subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include, without limitation, the Federal Trade Commission Act, the Telephone Consumer Protection Act of 1991, the Children’s Online Privacy Protection Act of 1998, the Controlling the Assault of Non-Solicited Pornography And Marketing Act of 2003, the California Consumer (“CCPA”), and consumer health data privacy laws such as Washington state’s My Health My Data Act, and the Payment Card Industry Data Security Standard (“PCI DSS”). Numerous other states within the United States have enacted or proposed data privacy and security laws. For example, Virginia, Colorado, Connecticut, Utah, and other states have passed comprehensive data privacy and security laws. Additionally, we are, or may become, subject to various U.S. federal and state consumer protection laws which require us to publish statements that accurately and fairly describe how we handle personal information and choices individuals may have about the way we handle their personal information.

The CCPA and other regulatory frameworks described above are examples of the increasingly stringent and evolving regulatory frameworks related to personal information processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA imposes obligations on covered businesses to provide specific disclosures related to a business’s collection, use, and disclosure of personal information and to respond to certain requests from California residents related to their personal information (for example, requests to know of the business’s personal information processing activities, to delete the individual’s personal data, and to opt out of certain personal information disclosures). The CCPA also provides for civil penalties and a private right of action for data breaches which may include an award of statutory damages.

Additionally, although we do not currently have international operations that would subject us to foreign data privacy and security laws (including but not limited to the European Union’s General Data Protection Regulation), such laws impose significant and complex compliance obligations on entities that are subject to them.

See the section titled “Risk Factors—Risks Related to Our Information Technology and Intellectual Property” for additional information about the laws and regulations to which we may become subject and about the risks to our business associated with such laws and regulations.

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
Available Information

Sweetgreen’s Annual Report on Form 10-K reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at investor.sweetgreen.com or at www.sec.gov as soon as reasonably practicable after these materials are filed with or furnished to the SEC. We also use our website and official social media channels, including our channels on platforms such as LinkedIn, X (formerly Twitter), Instagram, TikTok, and Facebook, as tools to disclose important information about the company and to comply with our disclosure obligations under Regulation Fair Disclosure. Our corporate governance guidelines, code of business conduct and ethics and our board of directors (“Board”) committee charters are also posted on the Investor Relations section of the Sweetgreen website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report Sweetgreen files with, or furnishes to, the SEC.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Conditions and Results of Operations section and the consolidated financial statements and related notes. If any of the risks and uncertainties described below actually occur or continue to occur, our business, financial condition, and results of operations, and the trading price of our Class A common stock, could be materially and adversely affected. The risks and uncertainties described below are those that we have identified as material but are not the only risks and uncertainties we face. Our business is also subject to general risks and uncertainties that affect many other companies, including, but not limited to, overall economic and industry conditions, and additional risks not currently known to us or that we presently deem immaterial may arise or become material and may negatively impact our business, reputation, financial condition, results of operations, or the trading price of our Class A common stock.

Risks Related to Our Business, Our Brand, and Our Industry
We operate in a highly competitive industry. If we are not able to compete effectively, it could have an adverse effect on our business, financial condition, and results of operations.

We face significant competition from restaurants in the fast-casual dining and traditional fast-food segments of the restaurant industry. These segments compete on factors such as taste, price, food quality and presentation, service, location, and restaurant condition. Our competitors include locally owned restaurants and regional and national chains that offer dine-in, carry-out, delivery, and catering services. Many of our competitors have operated longer and have a more established market presence with substantially greater financial, marketing, personnel, and other resources than we do, and therefore may be better positioned to succeed in the highly competitive restaurant industry. Among our competitors are national and regional fast-casual restaurant chains, restaurants emphasizing clean, real ingredients and health-conscious dining, and traditional quick-service restaurants.

As we continue to expand into new markets and further develop our digital channels, we also face growing competition from both new entrants and existing restaurants that have increased their digital presence through delivery and take-out platforms. We compete with delivery kitchens, food aggregators, and third-party delivery marketplaces such as DoorDash, Grubhub, and Uber Eats, as well as grocery stores that focus on freshly prepared or organic foods. The delivery marketplaces, including those we partner with, retain customer data for Sweetgreen orders and may use that information to promote other restaurants. The expansion of such delivery and take-out channels, especially among restaurants that previously relied on dine-in traffic, has further intensified overall competition in recent years.

Many competitors may have, among other things, greater financial and operational resources, lower costs, better geographic locations, better facilities, stronger management, more advanced technology, or more effective marketing. Some may imitate or improve upon our business model, menu, technology, or restaurant design, which are difficult to protect or not protectable under intellectual property or related laws, reducing our competitive advantages. Competitors may respond more quickly to shifts in consumer tastes, nutritional and dietary trends, and ordering preferences and may attract guests through lower prices, better loyalty or promotional programs, or broader menu offerings such as breakfast. Our sales could also decline due to changes in popular tastes or heightened attention to new restaurant concepts.

Any inability by us to compete effectively could reduce customer traffic, pressure our pricing, slow our growth, and prevent us from reaching profitability. We cannot make any assurances regarding our ability to effectively respond to consumer health perceptions or our ability to adapt our menu offerings to trends in eating habits. To achieve profitability, we have implemented cost-reduction initiatives and menu price increases since 2022 and may need to take similar actions in the future. Such measures could limit our ability to compete effectively on price or customer experience and could adversely affect our business, financial condition, and results of operations.

Changes in economic conditions, macroeconomic and geopolitical events, and public health developments such as a pandemic may adversely affect customer behavior, which could have an adverse effect on our business, financial condition, and results of operations.

Our business depends on customer discretionary spending, which is influenced by conditions largely beyond our control. Inflation, high interest rates, recessionary economic cycles, tariffs, reduced consumer confidence, unemployment, higher energy costs, reduced access to credit, or other macroeconomic or geopolitical factors may adversely affect customers’ willingness or ability to spend on meals away from home. During periods of economic stress, consumers may shift toward lower-cost alternatives, reduce the frequency of dining out, or permanently change their discretionary spending habits. Current macroeconomic and geopolitical conditions, including elevated inflation, higher interest rates, and tariffs, increase the risk of a potential recession and may slow our sales growth or contribute to declines. For example, in 2025, we experienced a decrease in Same-Store Sales Change, which may be attributable to a combination of these macroeconomic and geopolitical conditions. Prolonged adverse macroeconomic conditions have previously led us, and could lead us in the future, to reduce our workforce, delay or reduce new restaurant openings or remodels, close restaurants, or record impairment charges.

Pandemics or disease outbreaks have in the past and may in the future disrupt customer behavior and our operations. Actual or perceived health risks may cause customers or employees to avoid public places or certain foods, reduce restaurant traffic, or limit staffing availability, and may adversely affect our Outpost and Catering Channel, particularly in connection with work-from-home or hybrid work arrangements. During the COVID-19 pandemic, our in-restaurant traffic declined significantly, our Outpost Channel (which is now our Outpost and Catering Channel) diminished, and delivery demand increased. Our In-Store Channel has not returned to pre-pandemic levels, and it is uncertain whether it ever will. Long-term customer behavior trends following the COVID-19 pandemic remain uncertain for all of our channels. The continued use of remote and hybrid work arrangements, particularly in urban centers such as midtown Manhattan and downtown Chicago, negatively impact our revenues. To date, employees have returned to offices at a slower rate than anticipated and many companies have shifted to a fully remote or hybrid workforce. If the remote work trend continues and workers do not return to offices in urban centers, or work from those locations less frequently, our business, financial condition, and results of operations could be adversely affected for an uncertain period of time, even if customers otherwise resume pre-pandemic levels of discretionary spending. Additionally, we have seen an increase in summer and holiday-related travel following the COVID-19 pandemic, which has and may continue to impact the demand for our products.

Severe weather conditions and natural disasters have adversely affected our restaurant sales and results of operations, and climate change may further increase these adverse effects.

Our business has been and may continue to be materially and adversely affected by severe weather conditions and natural disasters. Among other things, our business is susceptible to storms, fires, flooding, earthquakes, hurricanes, tornadoes, droughts, and prolonged extreme temperatures. These types of events have caused, and may continue to cause, temporary restaurant closures, reduced operating hours, damage to facilities requiring costly repairs, lost inventory, supply interruptions, or delays in the construction of new restaurants. As an example, fires in the Los Angeles region in January 2025 resulted in the temporary closures and reduced operating hours at certain of our restaurants. Natural disasters may also have lingering effects beyond the duration of the event, including disrupted commuting patterns, reduced office attendance, or decreased customer traffic in affected and surrounding areas. Our business has been negatively impacted by such lingering effects after the January 2025 fires in the Los Angeles region.

Adverse weather conditions, particularly in the winter months in key markets such as New York City, Boston, the Washington, D.C./Maryland/Virginia metropolitan region, and Chicago, and unexpected severe weather in markets such as Los Angeles, Georgia, Texas, or Florida, have caused reduced customer traffic and, in more severe instances, temporary restaurant closures. Many of our restaurants have outdoor seating, and adverse weather may limit the use of these areas and negatively affect revenues. These events are often unpredictable and beyond our control and could adversely affect our business, financial condition, and results of operations. We believe that climate change has increased, and may continue to increase, the frequency and severity of severe weather events and natural disasters, which could result in, amongst other things, more frequent or prolonged reductions in customer traffic and restaurant closures, greater property damage, and additional construction delays.

We have incurred significant net losses since inception. We expect our net losses to continue in the foreseeable future, and we may not achieve profitability.

We incurred net losses of $(134.1) million in fiscal year 2025 and $(90.4) million fiscal year 2024. We expect net losses to continue in the foreseeable future. Those losses have been and are expected to be attributable, in part, to our decisions to open new restaurants and formats, fund promotions, invest in our Owned Digital Channels and Marketplace Channel, expand marketing, add products and offerings, and deploy and maintain technology, including the Infinite Kitchen technology and our mobile application. Our restaurants also require ongoing maintenance and renovations, and certain existing restaurants may be retrofitted with Infinite Kitchen units. Temporary closures associated with these activities could reduce sales while certain costs continue. Pre-opening costs, training for new formats, duplicated processes during transitions, and technology depreciation and maintenance may further pressure margins.

Changes in trade policy and tariffs on imported components, packaging, or equipment may increase costs or delay deployments. In addition, macroeconomic or geopolitical conditions, regulatory changes, wage pressures, higher costs of goods sold, increased occupancy, distribution, or energy costs have and may continue to adversely affect our results. For example, in 2025, softer consumer demand negatively impacted our financial results and we expect it to continue to do so at least in the near term. We have implemented cost-reduction measures in the past, including workforce reductions, and may need to implement additional measures in the future, which may not be successful. As a result, our net losses may increase. We will need to generate and sustain increased revenue levels and decrease proportional expenses in future periods to achieve profitability and, even if we do, we may not be able to maintain profitability.

Many of our efforts to generate revenue, particularly with respect to our investments in our Native Delivery, Outpost and Catering, and Marketplace Channels, are unproven and may not be as successful as we have forecasted. For example, orders through these channels rely upon third-party delivery services that are outside of our control, and are susceptible to delivery delays and courier cancellation. Moreover, these channels require the payment of third party delivery fees in order to fulfill deliveries, so have historically carried lower margins than our In-Store and Pick-Up Channels. If we are unable to operate these channels effectively and at scale, or if lower-margin channels increase as a percentage of sales, we may not achieve profitability in the near term or at all.

We may not persuade customers of the benefits of paying our prices for higher-quality food.

Our success depends in large part on our ability to persuade consumers that food made with higher-quality, locally sourced ingredients is worth the prices they pay at our restaurants relative to some competitors. We may not successfully educate consumers about the value of our offerings, or consumers may not prioritize quality or sourcing attributes when making purchasing decisions. If customers are not persuaded that we offer good value, they may reduce the frequency or size of their purchases or choose lower-priced alternatives, which could adversely affect our business, financial condition, and results of operations.

We have increased menu prices in recent years, including during fiscal years 2023, 2024 and 2025, and may increase prices further in the future due to higher labor, ingredient, or other operating costs. Additional price increases could negatively affect customer loyalty, reduce demand, or impair our ability to attract new customers, particularly as we expand into new geographic markets where customers may be more price sensitive. Efforts to adjust advertising or promotional strategies to address these risks could also affect our brand positioning.

Macroeconomic conditions, including inflation and higher interest rates, increase the risk of reduced consumer discretionary spending and may further heighten customer price sensitivity. Inflation has increased wage rates and costs of goods sold and has negatively affected our Restaurant-Level Profit. There can be no assurance that future cost increases can be fully offset through menu price increases or that customers will continue to absorb higher prices without a corresponding decline in demand.

Our future growth depends significantly on our ability to open new restaurants and is subject to many unpredictable factors.

One of the key means of achieving our growth strategy is opening new restaurants and operating them profitably. We opened 35 Net New Restaurants in fiscal year 2025 and 25 in fiscal year 2024. We expect approximately 15 Net New Restaurant openings in fiscal year 2026.

In the past, we have experienced delays in opening restaurants due to, amongst other things, supply chain challenges, inflation-driven increases in wage and commodity costs, construction delays, and permitting issues, and such delays may continue to occur. Delays or failures in opening new restaurants, or in launching new restaurant formats (including drive-up or formats incorporating automation technology such as the Infinite Kitchen) could result in lost sales and additional labor and marketing costs and could adversely affect our growth strategy and our business, financial condition, and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base may decline.

Our long-term success is highly dependent on our ability to effectively identify and secure appropriate sites for new restaurants.

Locating and securing a sufficient number of suitable restaurant sites in desirable locations is increasingly competitive, and other restaurant and retail concepts may have economic models that allow them to bid more aggressively than we can. There is no guarantee that an adequate number of suitable sites will be available to us on acceptable terms in existing, adjacent, or new markets. Our ability to identify, secure and open new restaurant sites also depends on other factors, including, amongst other things:

•identifying and securing sites with appropriate attributes such as site size, traffic patterns, nearby retail and business attractions and infrastructure, proximity to existing restaurants, and anticipated commercial, residential, and infrastructure development—factors made more challenging by uncertainty regarding other companies’ return-to-office plans;
•negotiating leases with acceptable terms (including but not limited to sufficient tenant improvement allowances);
•identifying and securing sites that can be expected to allow for the timely delivery of the leased premises;
•properly analyzing financial conditions that may adversely affect developers or landlords (including availability of development financing, macroeconomic conditions, and credit markets) and which might lead to project delays or cancellations;
•identifying and securing sites that will have acceptable construction and development resources and costs and that will have access to a sufficient pool of qualified store operations personnel (particularly in competitive markets); and
•securing required governmental approvals, permits, and licenses (including construction permits and certificates of occupancy) on a timely basis and responding to changes in applicable zoning, land use, environmental, health and safety, and other rules and regulations (including interpretations thereof).

If we do not open new restaurants in the future according to our current plans, the delay could have an adverse effect on our business, financial condition, and results of operations.

Our expansion into new markets may present increased risks and adversely affect our growth and operating results.

We have opened and plan to continue opening restaurants in markets where we have little or no operating experience. Historically, our restaurants have been concentrated in large urban areas, such as New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan area, and we do not currently operate outside of the United States. Restaurants opened in new markets may take longer to achieve expected sales and targeted profit levels and may incur higher construction, occupancy, product, hiring and training, or operating costs than restaurants in existing markets.

New markets may have competitive conditions, customer tastes, and discretionary spending patterns that are more difficult to predict or satisfy, particularly as we expand into suburban or residential areas or more diverse geographic regions. We may also need to invest more than anticipated in advertising and promotional activities to build brand awareness and attract customers in markets where our brand is less established.

Because we seek to locally source ingredients where practicable, expansion into new markets may result in higher costs or limited availability of suppliers that meet our quality standards, distribution model, and food ethos. Costs of goods may increase and supply availability may be constrained by climate conditions or local grower networks. In addition, recruiting, training, and retaining qualified employees who align with our culture may be more challenging in new markets, which could affect consistency and guest experience. We may also incur higher costs in new markets if, for example, regional managers oversee fewer restaurants, local supply chains serve a smaller number of locations, or we are required to comply with new or different labor and employment regulations. As a result, new restaurants may be less successful or may not achieve desired growth rates or sales targets as quickly as restaurants in more established markets. If we are unable to successfully identify attractive locations, build brand recognition, recruit effective talent, attract sufficient customer demand, or otherwise fail to successfully execute our strategic plans with respect to entering into new markets, our business, financial condition, and results of operations could be adversely affected.

If we expand operations outside of the United States, any such expansion may require partnering with, and becoming reliant upon, third parties through partnerships, joint ventures, licensing arrangements, franchising or other contractual relationships.

New restaurants, once opened, may not be profitable, and new restaurants may negatively impact sales at our existing restaurants.

New restaurants may not perform as planned or achieve our expected Average Unit Volumes, Same-Store Sales Change, or Restaurant-Level Profit Margin, which could adversely affect our business, financial condition, and results of operations. Our restaurant concept may have limited appeal in new markets, and the popularity of our restaurant concept may decline in existing markets. Newly opened restaurants, whether in existing or new markets, may take longer to reach expected sales and profit levels and may not be successful. Any such underperformance could slow our overall growth and have an adverse effect on our business, financial condition, and results of operations.

The customer target area for each restaurant varies by location, depending on factors such as population density, nearby retail and business activity, demographics, and geography. Opening new restaurants in or near markets where we already operate could reduce sales at existing restaurants, particularly in highly concentrated markets, such as New York City, Los Angeles, Boston, Chicago, and the Washington D.C./Maryland/Virginia metropolitan area. We periodically open locations near existing restaurants that are operating at or near capacity to more effectively serve our customers. We believe these openings cause some sales cannibalization. Such sales cannibalization may increase as we expand our restaurant footprint, especially where food delivery radii overlap.

Additionally, our restaurants must be able to support growth across our In-Store and Pick-Up Channels and, depending on location, through our Native Delivery, Outpost and Catering, and Marketplace Channels. Although we seek to select sites that align with our geographic sales channel strategy, we may not be successful with identifying and securing such sites. Moreover, our geographic sales channel strategy might be incorrect. Historically, shifts in customer behavior (for example, the slower than expected pace of employees’ return to offices following the COVID-19 pandemic) have resulted in some restaurants operating under capacity and others operating over capacity.

We are developing and implementing new restaurant formats, including drive-up and Infinite Kitchen-enabled formats. We have limited experience operating these new formats and we may not be able to operate them as efficiently as we operate our traditional restaurant formats. Accordingly, such formats may not achieve expected efficiencies or returns. We have closed restaurants for performance reasons in the past and may do so again, which could adversely affect our business, financial condition, and results of operations.

Our success depends substantially on the value of our brand and failure to preserve its value or changes in customer recognition of our brand, including due to negative publicity, could have a negative impact on our business, financial condition, and results of operations.

We believe we have built an excellent reputation for the quality of our products, our focus on connecting people with real food, our delivery of a positive customer experience, and our social impact programs. To be successful in the future, we believe we must preserve, grow, and leverage our brand value across all channels.

Brand value is influenced by subjective customer perceptions and may be harmed by incidents, whether isolated or recurring. These incidents may originate with us or our employees, delivery partners, or other business partners or vendors, or from unrelated food service businesses that customers associate with our operations. Such incidents can significantly reduce brand value, potentially trigger customer boycotts, or expose us to civil or criminal liability, and could adversely affect our financial results. Examples include, among other things, data-privacy breaches; claims of discrimination, harassment, or unsafe working conditions; controversial social media activity by current or former employees or by other individuals that we work with to market our products; contaminated or unsafe food (including allergens); communicable diseases among food handlers; customer complaints; workforce reductions; and failures to follow safety protocols. Negative publicity may spread rapidly through social and digital media, sometimes before we can investigate and respond.

Customer demand and our reputation could also diminish if we, our employees, or business partners or vendors fail to ensure the quality of our products, do not provide customer orders in a timely fashion, or act, or are perceived to act, in an unethical, illegal, racially biased, unequal, or socially irresponsible manner, including with respect to food sourcing practices, employment practices, customer data usage and protection practices, or customer interactions.

We have invested in technology, including the Infinite Kitchen automation technology, to improve store operations. If customers react negatively to these operational changes, in particular, the use of Infinite Kitchen automation technology in certain of our restaurants, our brand value may be diminished. Although we have received national and regional recognition for our food and operations, there is no assurance that such recognition will continue, and any decline could adversely affect our business, financial condition, and results of operations.

Food safety and foodborne illness concerns could have an adverse effect on our business.

We cannot guarantee that our procedures and training will prevent all food safety issues, including illnesses attributable to, among other things, salmonella, Cyclospora, E. coli, or hepatitis A, and our employees may fail to identify or report unsafe or unsanitary conditions in accordance with our procedures. The ingredients we handle (such as leafy greens and raw chicken) are among the highest risk foods when it comes to food safety and foodborne illness. We freshly prepare many items in-restaurant, which may put us at even greater risk for foodborne illness and food contamination outbreaks than some competitors that use more processed foods or commissaries. Such risks also increase when our food is handled outside our control, including orders through Pick-Up, Native Delivery, Outpost and Catering, and Marketplace Channels, particularly if food is not delivered or consumed within the recommended time periods. Our protocols and procedures, and any public statements we make, to respond to any such incident may not be sufficient to protect customers from physical harm and to protect our business and reputation. We may need to temporarily close restaurants, remove items from the menu, or take other corrective actions as a result of any such incident, which could harm our business and reputation.

We rely on third-party distributors and suppliers, which may make it difficult to monitor food safety compliance and which increases the risk that foodborne illness would affect multiple locations rather than a single restaurant. Our distributors and suppliers may provide us with substitute products, which may not be of equal quality and may complicate traceability in the event of a food contamination incident. We may not have sufficient contractual recourse against such third parties, and the insurance carried by us or by our distributors and suppliers may be insufficient to cover related costs.

Highly publicized incidents, whether or not accurately attributed to us, and incidents that occur at our suppliers or at other restaurant brands can be rapidly amplified by social and digital media and may negatively affect guest perceptions of our brand and the industry more broadly, and could adversely affect our restaurant revenue on a nationwide basis. For example, in fiscal 2024, certain cucumbers were recalled due to salmonella concerns, which led us to temporarily remove cucumbers from our menu. Any food safety incident or product recall, whether actual or perceived, could result in negative publicity, reduced traffic, supply disruption, increased costs, and, among other things, an adverse effect on our business, financial condition, and results of operations.

If we are unable to utilize the Infinite Kitchen in our restaurants in a cost-effective manner, or to secure consistent support for the deployment and development of such technologies, our growth plans, financial condition, and results of operations could be adversely affected.

In December 2025, we sold the Infinite Kitchen technology and related assets and agreed to provide certain transition services to Wonder. At the time of the sale, we entered into a supply agreement with Wonder, pursuant to which Wonder agreed to sell Infinite Kitchen units to us on a long-term basis and provide certain services related to the Infinite Kitchen units, including commissioning, support, and maintenance. We also entered into a non-exclusive, perpetual, irrevocable, royalty-free license back to us of the Infinite Kitchen technology, and certain related future improvements for us to exploit such licensed intellectual property for use in our Sweetgreen-branded facilities that produce food or beverages, subject to certain restrictions. As of the end of fiscal year 2025, 30 of our restaurants contained Infinite Kitchen units. Through our relationship with Wonder, we expect to deploy additional Infinite Kitchen units in new and existing Sweetgreen restaurants and expect Wonder to further develop and improve the Infinite Kitchen.

Our restaurants that use the Infinite Kitchen technology heavily depend on the seamless operation and availability of this technology. Any malfunctions, software defects, hardware failures, cybersecurity incidents, integration issues, or other disruptions affecting the Infinite Kitchen technology could result in reduced sales, dissatisfaction among our customers, physical harm to our customers or employees, harm to our reputation, food loss and its associated costs, and revenue loss. A significant and continuing malfunction or failure of, or a safety concern with respect to, one or more Infinite Kitchen units may require us to close the stores containing those units, and we may not be able to restore operations or reopen those stores in a timely manner or at all.

We now depend upon Wonder for the continued supply, commissioning, support, maintenance, and upgrades with respect to the Infinite Kitchen technology. Our ability to successfully deploy, operate, and expand the use of Infinite Kitchen units in our restaurants is now subject, in significant part, to the terms and conditions contained in our supply agreement and license agreement with Wonder. If those terms and conditions are insufficient for our needs, or if Wonder fails to or is unable to fulfill the obligations contained in those agreements (which may be as a result of operational or financial difficulties), our business, financial condition, and results of operations may be adversely affected. Similarly, Wonder relies upon vendors in connection with the performance of its obligations to supply Infinite Kitchen units to Sweetgreen. Issues affecting those vendors — including but not limited to supply chain disruptions, capacity constraints, quality issues, labor shortages, contractual disputes, regulatory compliance issues, or business continuity events — could delay or prevent our deployment of Infinite Kitchen units or increase our costs.

Our costs associated with the Infinite Kitchen technology, including equipment pricing, maintenance fees, software updates, spare parts, and support services, are expected to increase over time. To the extent components used in Infinite Kitchen units continue to be sourced internationally, including from China, increases in tariffs, trade restrictions, transportation costs, or geopolitical disruptions could further increase costs, which may be passed through to us under our commercial arrangements. Any such cost increases could make the deployment or continued operation of Infinite Kitchen units less economically attractive and could adversely affect our margins.

If we are unable to deploy Infinite Kitchen units in a timely manner, or on commercially acceptable terms, we may experience delays in opening new restaurants designed to incorporate those units, delays in realizing revenue from those restaurants, reduced operational efficiency, and failure to achieve our growth objectives, which could adversely affect our business, financial condition, and results of operations.

The kitchen automation industry is characterized by rapid technological change and innovation. Several third parties have developed, or are seeking to develop, technologies that compete with the Infinite Kitchen. Moreover, subject to certain contractual restrictions, Wonder may choose to license or supply the Infinite Kitchen technology to third parties, including certain of our competitors. If competitors gain access to the Infinite Kitchen technology or to automation technologies that are more reliable, lower cost, more scalable, or offer superior functionality compared to the Infinite Kitchen, our competitive position and operating results could be adversely affected.

In addition, third parties may develop or own and chose to assert intellectual property rights that could limit our ability to deploy and operate the Infinite Kitchen technology or result in legal disputes, increased costs, and operational disruption.

If we are not able to hire, train, reward, and retain a qualified workforce, our growth and profitability could be adversely affected.

We rely on our restaurant-level employees to consistently deliver high-quality food and positive guest experiences, which we refer to as the “sweet touch.” Our success depends on our ability to hire, train, reward, and retain team members who can deliver the hospitality, food quality, and operational execution that define the Sweetgreen experience. Competition for qualified restaurant employees has intensified across the industry and may vary by market based on factors such as unemployment levels, immigration policies, cost of living, and competitive wage and benefit expectations.

We have experienced staffing shortages in certain markets, particularly in major urban areas, which have resulted in reduced operating hours, temporary restaurant closures, delayed new restaurant openings, or higher labor costs. Many of our restaurants experience customer surges during lunch and dinner periods and our use of fresh ingredients requires significant preparation work. As a result of such difficult working conditions, employee turnover has, at times, been elevated. Sustained staffing challenges or increased turnover could adversely affect our ability to deliver the sweet touch, reduce operational efficiencies, reduce guest satisfaction, and negatively impact restaurant profitability.

Workforce planning has become more complex due to scheduling and termination regulations, including predictive scheduling (“fair workweek”) laws in certain markets and New York City’s “just cause” termination law, as well as wage and hour laws. Staffing needs also vary by restaurant, market, and sales channel, and at times we may be unable to adequately staff certain restaurants or channels, which could result in reduced operating hours, temporary suspension of a sales channel or daypart, or diminished service levels.

We have undertaken several workforce reductions and organizational restructurings at the Sweetgreen Support Center and may do so again. Such actions may result in unintended consequences, including loss of institutional knowledge, delays in technology or operational initiatives, reduced morale, or attrition beyond intended roles, which could impair our ability to support restaurant operations and growth.

Increases in labor costs, labor shortages, or unionization efforts could adversely affect our business, financial condition, and results of operations.

Labor represents a significant component of our restaurant-level operating expenses. We may experience increased labor costs due to inflation, competition for employees, higher turnover, inefficiencies in scheduling, increases in federal, state, or local minimum wages, or higher benefit costs. Competition for qualified employees may require us to pay higher wages or offer additional incentives or benefits, which could increase labor costs and adversely affect margins. For example, effective April 1, 2024, California increased its minimum wage for certain restaurant chains, including Sweetgreen, to $20.00 per hour, and a state-appointed council may further increase this minimum wage in the future. Although we have sought and may continue to seek to offset labor cost increases through menu price increases, customers may be unwilling to accept higher prices, which could adversely affect demand and margins.

If labor costs continue to increase or we are unable to sufficiently staff our restaurants, we may need to reduce operating hours, temporarily close certain restaurants or sales channels, delay restaurant openings, or incur higher costs, any of which could adversely affect our Restaurant-Level Profit Margin and overall profitability. In addition, failure to adequately monitor and respond to employee dissatisfaction or complaints could result in higher turnover, litigation, or unionization efforts.

Although none of our employees are currently covered under collective bargaining agreements, employees may seek to unionize in the future. Unionization efforts, collective bargaining, strikes, or other labor disruptions involving our employees, suppliers, or delivery partners could increase labor costs, limit operational flexibility, divert management attention, disrupt operations, or harm our reputation.

If we are unable to introduce new or upgraded products, menu items, services, channels, technology, or features that our customers recognize as valuable, we may fail to retain existing customers and attract additional customers, and our efforts to do so could cause us to incur significant costs.

To continue to attract and retain customers, we believe that we must continue to invest in new offerings that add value for customers and differentiate us from competitors. We have invested, and expect to continue to invest, in such offerings. For example, in fiscal year 2025, we increased the chicken and tofu portioning in our products. We also deployed additional Infinite Kitchen units in our restaurants, such that 30 of our restaurants used this technology as of the end of the 2025 fiscal year. And in fiscal year 2024 we also added steak to our menu. We regularly introduce seasonal, limited-time, and digital-exclusive menu offerings. The success of these initiatives depends on factors such as timely development, introduction, and market acceptance. If customers do not recognize the value of our new offerings, they may not continue to purchase products from us or they may reduce the frequency or size of their purchases, which could adversely affect our business, financial condition, and results of operations.

Developing and delivering new or upgraded offerings may increase expenses and cause operational and technical challenges, which could negatively impact our business. New offerings may not function as intended, may have unintended consequences, or may not provide the expected value to customers. In fiscal year 2025, we launched a menu item named Ripple Fries, but later removed Ripple Fries from our menu due to operational challenges caused by this product that negatively impacted our business.

Efforts to enhance our websites and applications also involve inherent risks, and we may not successfully manage these initiatives. If, as a result of changes to our websites or applications, customers choose not to order through certain of our channels, they may instead order from competitors or third-party marketplaces, which could adversely affect our business.

We may also license or integrate third-party applications, content, or data into our online and mobile ordering platforms. These integrations impose costs, require internal resources, and increase reliance on third parties whose priorities may differ from ours. We may be unable to continue accessing such technologies or content on commercially reasonable terms, or at all.

Changes in food and supply costs or disruptions in the availability or delivery of ingredients and other supplies could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and respond to changes in food and supply costs and to maintain consistent access to ingredients that meet our specifications. Shortages or interruptions caused by unanticipated demand, inaccurate forecasting, production or distribution issues, food contamination, inclement weather, climate-related events, or other conditions could increase costs, limit availability, or affect ingredient quality, including through the use of substitute products that may not meet our standards. For example, during the fourth fiscal quarter of 2024, extreme weather disrupted tomato and cucumber supplies, resulting in higher prices and temporary discontinuations in certain markets.

Much of our supply chain is localized, and in some markets, we rely on a regional distributor for produce and another for grocery items, which may make our supply chain more difficult to manage than models that rely on national distributors. We also partner with farmers and suppliers of varying sophistication, some of whom may have limited inventory or ability to mitigate disruptions. In addition, certain suppliers may fail to maintain food safety certifications, which could increase our risk of a food safety incident. Although we monitor certifications and audit compliance, including suspending supply in cases of material noncompliance (such as with one leafy greens supplier in fiscal year 2024 and one pickle supplier in fiscal year 2023), these efforts may not be sufficient.

Prices and availability of key ingredients may fluctuate due to weather, climate change, animal disease, labor costs at suppliers, inflation, other purchasers offering more competitive terms to our suppliers, government regulations, trade restrictions, or other reasons. For example, avian influenza outbreaks in fiscal year 2024 disrupted supplies of chicken and eggs in certain regions, resulting in shortages and higher prices. Ingredients such as avocados are particularly volatile due to limited supply sources, seasonal shifts, climate conditions, food safety concerns, and international trade dynamics. Changes in immigration or work authorization laws or enforcement, including recently intensified immigration enforcement efforts by U.S. Immigration and Customs Enforcement, could also increase suppliers’ labor costs or limit availability. Tariffs or other trade barriers may further increase costs.

Our ability to maintain consistent quality and pricing depends on our ability to source specified products in sufficient quantities at reasonable cost. Because of our supply chain structure and culinary standards, identifying acceptable substitutes, particularly for fresh or perishable products, may be difficult. We do not control our suppliers’ or distributors’ operations, and our efforts to monitor performance may not be successful.

We have experienced supply chain disruptions and increased costs related to packaging, including bowls and plates produced outside the United States, which have been and may in the future be due to vendor nonperformance, transitions to new vendors, and tariffs, duties, or other import barriers. In the past, we have been forced to use substitute packaging for our products due to supply chain disruptions, and certain of that packaging caused customer dissatisfaction. Further disruptions or increased costs related to packaging may lead to additional customer dissatisfaction, store closures, or reduced margins.

Our distributor and supplier contracts are generally short term, and in some cases include minimum purchase obligations. As a result, costs may increase with little notice, and we may be unable to offset such increases through pricing or purchasing adjustments. In the event of supplier disputes, we may not have adequate contractual recourse, and insurance maintained by us or our suppliers may be insufficient.

Furthermore, certain food items are perishable, and we have limited control over whether such items are delivered to us in appropriate condition for use in our restaurants. In addition, accurately forecasting demand is inherently difficult, particularly during periods of disruption or when events occur outside of our control (such as during the COVID-19 pandemic). Inaccurate forecasts may result in shortages, higher costs, lower-quality substituted products, food waste, or donations of excess product. As we expand into new markets, our commitment to our food ethos may further limit the availability of suitable suppliers. In the event of such shortages, we may be unable to identify or negotiate alternative sources on commercially reasonable terms, or at all. If our suppliers or distributors are unable to fulfill their obligations or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could adversely affect our business, financial condition, and results of operations.

Changes in U.S. international trade policies, including the imposition of tariffs, could increase the cost of ingredients, equipment, and construction materials used in our restaurants and adversely affect our business, financial condition, and results of operations.

Most of our bowls and plates are produced outside of the United States, including in China. We also source a limited number of ingredients produced outside the United States, including from Mexico, and certain construction materials used in our restaurants are from outside the United States. The items we procure from outside the United States expose our business to tariffs and duties implemented by the U.S. government. For fiscal year 2025, we realized a tariff and duty impact from our food, beverage, and packaging supply chain of approximately 27 basis points and we expect a similar impact in future fiscal periods absent further change in applicable tariff rates. Beginning in fiscal year 2026, as tariff costs are absorbed into our supplier pricing, the impact may not be separately identifiable, and may vary based on tariff policy changes.

There is significant uncertainty regarding future U.S. trade regulations, including whether additional tariffs or other trade restrictions will be imposed or existing tariffs escalated. Such measures may be adopted in response to a range of economic, political, or geopolitical factors, making it difficult to predict their scope or timing. Additional tariffs and related trade restrictions could further increase the cost of food ingredients, restaurant equipment, and construction and building materials used in new restaurant openings or renovations. If we are unable to mitigate the full impact of existing or proposed tariffs, or if additional tariffs or trade restrictions are imposed, our costs may increase and our financial results could be adversely affected.

Our reliance on third parties could have an adverse effect on our business, financial condition, and results of operations.

We rely on third-party vendors to provide, support, and maintain key elements of our management information systems and technology, including components of our applications, and we outsource certain accounting, payroll, and human resource functions. We also rely on third-party vendors for delivery services and customer account management. The failure of any of these vendors to perform their obligations, or disruptions resulting from changes in vendor services or transitions to new vendors, could negatively impact our operations and adversely affect our business.

For example, we use DoorDash as our preferred third-party delivery partner to support our Native Delivery Channel. If DoorDash or any future delivery partner fails to provide satisfactory service, including due to delivery delays, insufficient courier availability, or system outages, we may be unable to provide reliable delivery services through our application, which could result in reduced sales, customer dissatisfaction, increased refunds or credits, and reputational harm. We and many of our vendors also rely on Amazon Web Services to operate our digital channels, and outages at Amazon Web Services have in the past disrupted, and could in the future disrupt, our operations. For example, in the fourth quarter of fiscal year 2021, an Amazon Web Services outage disabled all of our digital channels for nearly an entire day, materially impacting our business. Beginning in the fourth quarter of fiscal year 2023, we began using Stripe for customer account management and payment processing through our smartphone application. Any significant downtime, service interruption, or data security incident involving Stripe or any future payment or account management provider could adversely affect our operations and financial results.

Also, as noted above, after the sale of the assets related to our Infinite Kitchen technology, we now rely on Wonder to provide our Infinite Kitchen units to us. See “If we are unable to utilize the Infinite Kitchen in our restaurants in a cost-effective manner, our growth plans, financial condition, and results of operations could be adversely affected.”

We and certain of our vendors are subject to the technical requirements, terms of service, and policies of third-party operating system platforms and application stores, including those operated by Apple and Google. The operators of these platforms have broad discretion to impose or interpret requirements and policies in ways that may be unfavorable to us, including by imposing access fees, restricting data collection or use, or limiting our ability to track users. If we or our vendors fail to comply with these requirements or policies, or if they are modified in a manner that adversely affects us, we could lose access to users, suffer a disruption to our mobile application, or otherwise suffer harm to our business.

Failure to manage our growth effectively could harm our business and results of operations.

Our growth plan includes opening new restaurants, making significant technology investments to improve operational efficiency, and managing operating expenses to support expansion. Our existing restaurant management systems and other technology, financial and management controls, leadership team, and information systems may be inadequate to support our planned expansion and investments, which may negatively impact the quality of service provided to our customers. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train, reward, and retain qualified managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our customer experience, and in turn, our business, financial condition, and results of operations.

Changes in commodity and other operating costs, particularly due to climate change, could adversely affect our results of operations.

The profitability of our restaurants depends in part on our ability to anticipate and respond to changes in commodity and operating costs, including food, paper, supplies, fuel, utilities, and other costs. Prices for certain key ingredients, such as chicken, steak, kale, and avocado, will likely continue to increase over time and may also become volatile due to climate conditions, disease outbreaks, and other macroeconomic or geopolitical factors beyond our control, including extreme and unpredictable weather events such as fires and hurricanes. We can only partially mitigate future price risk associated with climate change through contracting, forward purchases, and other activities, and increases in commodity costs, particularly those driven by climate-related factors, could adversely affect our ability to achieve or maintain profitability.

Our results of operations may also be adversely affected by increases in utility costs, including natural gas, electricity, and water, whether as a result of inflation, shortages, interruptions in supply, or otherwise. There can be no assurance that future cost increases can be offset through menu price increases or that current or future prices will be fully absorbed by customers without reducing demand.

Our ability to respond to increased costs through pricing actions, operational changes, or alternative products depends on our ability to anticipate and react to such increases, general economic and demographic conditions, and the responses of competitors and customers, many of which are difficult to predict or beyond our control. As a result, increased costs could adversely affect our results of operations.

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate, and retain highly skilled personnel could have an adverse effect on our business, financial condition, and results of operations.

Our success depends largely on the continued services of our senior management team and other key employees. To date, we have not implemented a robust succession plan for key executive roles. Our leadership team plays a critical role in setting our strategic direction and culture, operating our business, recruiting and developing talent, identifying expansion opportunities, arranging financing, and overseeing general and administrative functions.

We have experienced significant changes in our executive management team over the past several years and we may experience additional executive transitions in the future. While we seek to manage such transitions carefully, executive departures may result in loss of institutional knowledge and operational disruption. The loss of one or more executive officers or other key employees could impair our ability to execute our strategy and achieve growth objectives, including scaling our restaurant base, expanding into new markets and formats, improving operations, and advancing our digital platforms. Replacing executive officers or other key personnel may require significant time and expense and could delay or prevent the achievement of our business objectives.

Executing our growth strategy also depends on our ability to identify, hire, and retain highly skilled personnel, including engineers and other technical employees needed to support our digital ordering and delivery channels, which include our Native Delivery, Outpost and Catering, and Marketplace Channels. Competition for such talent is intense, and we may not be successful in recruiting or retaining these employees. We have implemented workforce reductions in the past and may do so again in the future. Such workforce reductions may damage our ability to attract necessary personnel. Any failure to attract, retain, motivate, or effectively integrate necessary personnel could adversely affect our business, financial condition, and results of operations.

Failure to maintain our corporate culture could have an adverse effect on our business, financial condition, and results of operations.

We believe that our corporate culture and the internal advancement of our corporate values have been critical to our success, and we have invested significant time and resources in building our teams at both our Sweetgreen Support Center and our restaurants. As we continue to grow, we may find it more difficult to maintain the innovation, teamwork, passion, and focus on execution that we believe are important aspects of our culture.

We have implemented workforce reductions in the past, which have negatively impacted, and may continue to negatively impact, employee morale and our corporate culture. We may implement additional workforce reductions in the future, which could further affect morale, culture, and our brand.

As we have grown, we have experienced periods of management turnover. Such turnover may negatively impact our culture. Any failure to preserve our culture could impair our ability to retain and recruit employees, maintain engagement, and effectively pursue our corporate objectives. If we are unable to maintain our culture as we grow and evolve, it could have an adverse effect on our business, financial condition, and results of operations

Our marketing strategies and channels will evolve, and our programs may not be successful.

We incur significant costs and expend substantial resources on marketing to attract and retain customers. Our marketing strategy includes public relations, digital and social media, targeted promotions, and in-store messaging, which historically have required less spending than traditional advertising. As we increase our restaurant count, expand our Native Delivery, Outpost and Catering, and Marketplace Channels, and enter new markets, we expect to increase our marketing investments and consider additional promotional activities, which will increase our expenses and financial risk.

Changes in customer privacy expectations and restrictions on user tracking could reduce the effectiveness of our targeted advertising and increase customer acquisition costs. We also rely heavily on social media for marketing, and shifts in customer sentiment toward social media platforms or the emergence of new communication channels may require us to modify our marketing strategies and incur additional costs. Some of our marketing initiatives may not generate sufficient returns, resulting in expenses without corresponding revenue growth.

Our pricing strategies may be affected by a number of factors, including changes in operating costs and the pricing and marketing strategies of our current and future competitors. Customer price sensitivity may vary by geographic location and, as we expand, our marketing strategies or pricing methodologies may not enable us to compete effectively in certain markets. If our competitors increase spending on marketing or advertising, if our marketing funds decrease for any reason, or if our marketing strategies or pricing methodologies are less effective than those of our competitors, our business, financial condition, and results of operations could be adversely affected.

New information or attitudes regarding diet and health could result in changes in regulations and customer consumption habits, which could have an adverse effect on our business, financial condition, and results of operations.

Customer eating habits may change as a result of new information or attitudes regarding diet and health, including in response to scientific studies on the health effects of particular food items or changes in federal, state, or local regulations that impact the ingredients and nutritional content of the food and beverages that restaurants are able to offer. For example, a growing number of people are consuming higher-protein meals.

The success of our restaurant operations depends, in part, on our ability to effectively respond to changes in customer attitudes and health regulations and to adapt our menu offerings to trends in food consumption, particularly fast-moving trends. If food-related health regulations or customer eating habits change significantly, we may choose or be required to modify or eliminate certain menu items, which could adversely affect the attractiveness of our restaurants to new or returning customers. Changes in customer eating habits can occur rapidly, often in response to published research, which increases the pressure on us to adapt quickly. If we are unwilling or unable to respond with appropriate menu changes in an efficient manner, customer demand could decline, which could have an adverse effect on our business, financial condition, and results of operations. Further, menu changes in response to changes in customer eating habits may increase our operating costs. As an example, we recently increased chicken and tofu portion sizes in connection with consumer demand for higher-protein meals, which increased our operating costs.

Changes in attitudes regarding diet and health have resulted in, and may continue to result in, laws and regulations that require us to disclose the nutritional and other content of our food offerings and that affect permissible ingredients, food content, and menu offerings. A number of counties, cities, and states, including California, have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or restricting the use of certain ingredients in restaurants. These laws may differ from, or be inconsistent with, requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA establishes a uniform federal requirement for certain restaurants to post nutritional information on their menus, including calorie disclosures for standard menu items and contextual statements regarding total daily calorie intake. These labeling laws may change customer consumption habits in ways that adversely impact our sales. In addition, unfavorable reports on, or reactions to, our menu ingredients, portion sizes, or the nutritional content of our menu items could negatively influence demand for our offerings and adversely affect our business, financial condition, and results of operations.

We may not be able to effectively respond to changes in customer health perceptions, comply with additional nutrient content disclosure requirements, or adapt our menu offerings to trends in eating habits, which could have an adverse effect on our business, financial condition, and results of operations.

Our focus on environmental sustainability and social initiatives may increase our costs, and our inability to meet our sustainability goals and any disclosures requirements could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding, among other things, energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices, and supply chain and food sourcing management. Through our mission, we have committed to supporting small and mid-size growers who are farming sustainably, creating transparency around what is in our food and where it came from, and increasing access to healthy, real food. Any environmental, social, and governance initiatives we may pursue may be costly to implement and may change over time, and we may not be successful in achieving our intended objectives.

If we are not effective in addressing environmental, social, and other governance matters affecting our industry, setting and meeting relevant environmental, social, or governance goals, or fulfilling our mission or sustainability plans, our brand image may suffer. We may incur increased costs to implement, measure, and report on our sustainability goals, which could adversely affect our business, financial condition, and results of operations. In addition, maintaining a focus on environmental sustainability initiatives may expose us to increased scrutiny from members of the investment community or enforcement authorities who may disagree with aspects of our approach to such matters.

We may require additional capital to support business growth, and this capital might not be available on reasonable terms or at all.

We intend to continue making significant investments to support our business growth, including investments in expanding our restaurant footprint and our multiple distribution channels, deploying the Infinite Kitchen in more restaurants, and developing technology to enhance our operating efficiency, each of which may require additional capital to respond to business challenges or opportunities. For example, we may choose to open additional restaurants, develop new or enhance existing products and menu items, and invest in our operating infrastructure. In addition, if our operating losses continue or increase, we may need to raise additional capital.

Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could experience significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of our common stock. We may not be able to obtain additional financing on favorable terms, or at all, and our ability to raise additional funds may be adversely affected by global economic conditions or disruptions to, or volatility in, the U.S. or worldwide credit or financial markets. If we are unable to obtain adequate financing, or financing on terms satisfactory to us, when needed, our ability to support our business growth and respond to business challenges could be materially limited.

We operate our restaurants and corporate headquarters in leased properties subject to long-term, non-cancelable leases. If we are unable to secure new leases on favorable terms, terminate unfavorable leases, or renew or extend favorable leases, our profitability may suffer.

We operate our restaurants in leased facilities, and payments under our restaurant leases account for a significant portion of our operating expenses. We expect that most of the new restaurants we open in the future will also be leased. It is becoming increasingly challenging to locate and secure favorable lease facilities for new restaurants, as competition for restaurant sites in our target markets is intense, and development and leasing costs, particularly in urban locations, are increasing. These factors could negatively impact our ability to manage occupancy costs and may adversely affect our profitability. In addition, these factors may be exacerbated by economic conditions, which could increase demand for developers and contractors and further drive up construction and leasing costs. As we open and operate more restaurants, our rate of expansion relative to the size of our existing restaurant base has declined and is likely to continue to decline, making it increasingly difficult to achieve the levels of sales and profitability growth we achieved in prior years.

We are obligated under long-term, non-cancelable leases for all of our restaurants and the current and prior location of our Sweetgreen Support Center. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges, and other operating costs, and certain leases also provide for contingent rental payments based on sales thresholds. Additional sites we lease are likely to be subject to similar long-term, non-cancelable lease terms. If an existing or future restaurant is not profitable and we decide to close it, we may nonetheless remain obligated to perform our lease obligations (or to negotiate a buyout with the landlord) including paying base rent for the remainder of the lease term. For example, in 2022, we vacated the premises for the former Sweetgreen Support Center and relocated to a smaller office space adjacent to its prior location. To date, we have been unsuccessful in subleasing our vacated former Sweetgreen Support Center, and it is uncertain whether we will be successful in doing so, or on what commercial terms.

As our leases expire, we may be unable to negotiate renewals on commercially acceptable terms, or at all, which could result in increased occupancy costs or require us to close restaurants in desirable locations. Increased occupancy costs or restaurant closures could have an adverse effect on our business, financial condition, and results of operations. In addition, if we are unable to renew or extend leases in key metropolitan areas, or if such leases are terminated, any resulting inability to operate in those markets, as well as adverse publicity related to such non-renewals or terminations, could adversely affect our business, financial condition, and results of operations.

A significant portion of our restaurants are located in large urban areas, and if our operations in these geographies are negatively affected, our financial results and future prospects would be adversely affected.

A significant portion of our restaurants are located in densely populated urban locations, such as midtown New York City, Los Angeles, Boston, and the Washington, D.C./Maryland/Virginia metropolitan areas. As a result of our geographic concentration, our business and financial results are susceptible to economic, social, weather, and regulatory conditions and other circumstances in these densely populated urban areas. Regional occurrences in the markets in which we operate, such as local strikes, terrorist attacks, increases in energy prices, health-related incidents, negative publicity, adverse weather conditions, tornadoes, earthquakes, storms, hurricanes, floods, droughts, fires, or other natural or man-made disasters, could have an adverse effect on our business, financial condition, and results of operations. For example, in January 2025, fires in the Los Angeles region caused the closure of, and reduced operating hours for, several of our restaurants in that region, which negatively impacted our overall business.

Any short-term or long-term shifts in customer travel patterns away from densely populated urban areas could have an adverse impact on our future results of operations in these areas. An economic downturn, increased competition, or regulatory obstacles in any of these key markets could adversely affect our business, financial condition, and results of operations to a greater degree than the occurrence of such events in other areas. In addition, changes to local laws or regulations in these key metropolitan markets that affect our ability to operate or increase our operating expenses would have an adverse effect on our business.

Acquisitions could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our results of operations and expansion prospects.

We have in the past and may in the future make acquisitions of other companies, technologies, or products. Competition within our industry for acquisitions of businesses, technologies in areas such as automation and logistics, and assets, including retail spaces, may become intense, and we have limited experience with acquisitions. As a result, even if we identify a potential acquisition target, we may not be able to complete the acquisition on commercially reasonable terms, or at all, or such target may be acquired by another company, including one of our competitors. Negotiations for potential acquisitions may divert management time and result in significant out-of-pocket costs.

If we complete acquisitions, we may not strengthen our competitive position or achieve our objectives, and any acquisitions we complete could be viewed negatively by customers, employees, or investors, or result in the incurrence of significant liabilities. We may expend significant cash or incur substantial debt to finance acquisitions, which could restrict our business or require us to use available cash to make interest and principal payments. In addition, we may finance acquisitions through the issuance of equity or convertible debt securities, which could result in further dilution of our existing stockholders. If we fail to effectively evaluate, execute, or integrate acquisitions, or to successfully address these risks, our results of operations and expansion prospects could be adversely affected.
Risks Related to Legal and Governmental Regulation

Governmental regulation may adversely affect our business, financial condition, and results of operations.

We are subject to various federal, state, and local regulations, including those relating to building and zoning requirements and the preparation and sale of food. The development and operation of restaurants depends, to a significant extent, on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Our restaurants are also subject to state and local licensing and regulation by health, sanitation, food, occupational safety, and other agencies. We may experience difficulties or failures in obtaining required licenses, approvals, or permits, which could delay planned restaurant openings or adversely affect the operations of our existing restaurants. In addition, stringent or varying requirements of local regulators with respect to zoning, land use, and environmental factors could delay or prevent the development of new restaurants in particular locations.

Our operations are subject to the U.S. Occupational Safety and Health Act, which governs worker health and safety, the U.S. Fair Labor Standards Act, which governs matters such as minimum wages and overtime, as well as a variety of similar federal, state, and local labor and employment laws, including predictive scheduling laws, wage and hour laws, laws governing the employment of minors, leave laws, termination laws, and state occupational safety regulations. We may be subject to lawsuits or investigations by current or former employees, the U.S. Equal Employment Opportunity Commission, or other agencies alleging violations of workplace or employment laws, discrimination, or similar matters. We are currently, and have in the past been, a party to such matters. These lawsuits and investigations require significant management time and resources and may result in fines, penalties, settlement payments, and/or remediation efforts, some or all of which may not be covered by insurance. Such remediation efforts may be costly, time consuming, and not implemented effectively. We have been negatively impacted by these types of matters in the past, and current or additional lawsuits or investigations could adversely affect our business, brand and reputation, financial condition, and results of operations. Additional federal, state, and local proposals related to leave or similar matters could, if implemented, also adversely affect our business, financial condition, and results of operations.

We are also subject to the ADA and similar state laws that provide civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas, including our restaurants, websites, and smartphone applications. In the past, we have settled lawsuits related to alleged ADA non-compliance, which resulted in accommodations to our websites, smartphone applications, and physical restaurants. We are currently engaged in ADA-related litigation and may face additional litigation in the future. We may be required to further modify our restaurants, websites, or other digital platforms, including any digital kiosks we may implement, to provide reasonable accommodations to individuals with disabilities. The expenses associated with these modifications could be material, and there can be no assurance that we will be able to limit additional claims in the future.

We operate in a highly regulated industry and strive to implement industry best practices relating to food and customer safety, whether or not required by regulation, including with respect to sanitation and the handling of perishable food items. Failure to maintain such practices or comply with applicable regulations could result in foodborne illness incidents, which could adversely affect our brand and operations. Local, state, and federal regulatory requirements continue to evolve, and compliance with these requirements may increase our costs and present additional challenges and risks to our business.

Current laws and regulations, future changes in laws or regulations that impose additional requirements, including requirements relating to reasonable accommodations for individuals with disabilities, litigation relating to current or future laws and regulations, and our inability to respond effectively to regulatory or public policy developments could increase our compliance and other operating costs and adversely affect our business, financial condition, and results of operations. Failure to comply with applicable laws and regulations could result in revocation of required licenses, administrative enforcement actions, fines, or civil or criminal liability. Compliance with these laws and regulations can be costly and may adversely affect our financial condition.

Changes in employment laws may increase our labor costs and impact our results of operations.

Various federal, state, and local employment laws govern our relationship with employees and impact operating costs. These laws include requirements relating to employee classification as exempt or non-exempt, predictive scheduling, wage and hour requirements, unemployment tax rates, workers’ compensation rates, immigration status, the employment of minors, and other wage and benefit requirements. Significant legal or regulatory changes in any of the following areas could have an adverse effect on our business, financial condition, and results of operations:
•predictive scheduling;
•minimum wages;
•mandatory health benefits;
•paid leave;
•vacation accruals;
•termination requirements;
•tipping;
•employment of minors;
•I-9 compliance; and
•tax reporting.

Compliance with these laws and regulations subjects us to substantial expense, and non-compliance could expose us to significant liabilities. We incur legal costs to defend, and could suffer losses from, litigation and disputes relating to these and similar laws and regulations, and the amount of such costs or losses could be significant. In addition, several states and localities in which we operate, as well as the federal government, have from time-to-time enacted minimum wage increases, changes to overtime eligibility, paid leave requirements, mandatory vacation accruals, and similar measures. These changes have increased our labor costs and may further increase our labor costs in the future.

For example, several jurisdictions in which we operate, including New York City, Philadelphia, Chicago, Evanston, Seattle, Berkeley, Emeryville and San Francisco, have implemented fair workweek legislation that imposes complex scheduling requirements on certain restaurant employees and can be difficult to comply with. The regulations governing these requirements have changed and may continue to change over time. We are currently under investigation by the New York City Department of Consumer and Worker Protection for fair workweek violations at one of our New York City locations, and we may be subject to similar investigations in New York City or other jurisdictions in the future. Other jurisdictions in which we operate are considering enacting similar legislation. In addition, New York City implemented “just cause” termination legislation in July 2021 as part of its fair workweek framework, which restricts fast food restaurant companies’ ability to terminate employees absent “just cause” or a “bona fide economic reason.” These regulations impose additional obligations on us and could increase our costs of doing business or require changes to our business model. Failure to comply with these laws and regulations could result in higher employee turnover, negative publicity, penalties, or other legal liabilities, which could adversely affect our business and results of operations and could result in restaurant closures in these jurisdictions.

A significant number of our restaurant employees are paid at rates impacted by applicable minimum wage laws. Federal, state, and local proposals to increase minimum wages or mandate other employment-related requirements could, if implemented, increase our labor and other costs. Several states in which we operate have approved minimum wage increases above the federal minimum. For example, as of April 1, 2024, California increased its minimum wage for certain restaurant chains, including Sweetgreen, to $20.00 per hour, and a state-appointed council may further increase this minimum wage annually. In addition, municipalities may establish minimum wages above applicable state standards, including in jurisdictions in which we operate. As more jurisdictions implement minimum wage increases, we expect our labor costs will continue to rise. Our ability to offset these increases through menu price adjustments or other customer-facing fees, such as delivery or service fees, depends on customer willingness to pay higher prices and our perceived value relative to competitors. In addition, our distributors and suppliers may be subject to higher labor, benefit, and compliance costs, which could increase the cost of goods and services we purchase. Any increase in our labor costs, or the labor costs of our distributors or suppliers, could have an adverse effect on our results of operations.

We have been and will likely continue to be party to litigation that could distract management, increase our expenses, and subject us to monetary damages or other penalties.

We have in the past and are currently subject to a number of claims from employees alleging violations of federal and state laws relating to workplace and employment matters, including off-the-clock work, meal and rest break compliance, predictive scheduling, equal employment opportunity, harassment, discrimination, failure to pay timely wages, employee misclassification, retaliation, wrongful termination, and similar matters. We are currently a party to class actions and Private Attorney General Act (“PAGA”) litigations relating to certain of these claims, and we could become subject to additional class action litigation or other lawsuits involving these or other matters in the future. We may not have valid arbitration agreements with all current or former employees, and existing arbitration agreements may not protect us from certain claims in certain jurisdictions, including PAGA actions in California.

Customers have filed complaints and lawsuits alleging illness or injury suffered at or after visits to our restaurants, as well as issues relating to food quality and operations. Certain of these matters are ongoing, and additional complaints or lawsuits may arise in the future. In addition, because we do not perform background checks on all employees, we have been and may continue to be exposed to risks, including allegations of negligence in our hiring practices.

Regardless of the merits of any claims or whether we are ultimately held liable, litigation can be expensive to defend, may divert management time and resources, and may harm our operating performance. Judgments or settlements that exceed, or are excluded from, our insurance coverage could adversely affect our financial condition and results of operations. In addition, adverse publicity resulting from these allegations, regardless of their validity, could harm our reputation and adversely affect our business, financial condition, and results of operations.

The restaurant industry has been subject to an increasing number of claims relating to advertising and marketing practices. We have been, and may continue to be, subject to such claims, which could adversely affect our reputation and harm our business, financial condition, and results of operations.

Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and harm our business.

The restaurant industry is subject to various federal, state, and local regulations, including those relating to the design and construction of restaurants and the sale of food and beverages, which are subject to change from time to time. For example, during the COVID-19 pandemic, the time required to obtain licenses and permits increased significantly. Failure to timely obtain, maintain, or comply with required licenses, permits, or approvals could have an adverse effect on our business, financial condition, and results of operations. Licenses typically must be renewed annually and may be revoked, suspended, or denied renewal for cause, and we may be subject to fines or temporary restaurant closures if governmental authorities determine that we are not in compliance with applicable regulations.

Difficulties or failures in obtaining or maintaining required licenses and approvals could adversely affect the operation of our existing restaurants and delay, or result in our decision to cancel, the opening of new restaurants, which could harm our business, brand and reputation, financial condition, and results of operations.

Failure to comply with immigration laws, or changes thereto, may increase the operating costs of our business.

Although we have policies requiring that all workers provide us with government-specified documentation evidencing their employment eligibility on their first day of work, some of our employees, particularly in our restaurants, may be unauthorized workers or may provide false documentation. Our historical hiring processes in our restaurants have not always ensured that we collect and approve all required government-specified documentation evidencing employment eligibility on a timely basis in accordance with applicable laws. We have previously been subject to audit by the Department of Homeland Security in certain markets, and we may be subject to additional audits in the future. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. In the past, we have terminated a significant number of employees who were determined to be unauthorized workers, and if we take similar actions in the future, it may disrupt our operations, cause temporary increases in our labor costs as we train new employees, increase litigation for claims of wrongful termination or discrimination and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims or governmental audits that we did not fully comply with all obligations of federal and state immigration compliance laws, including record-keeping obligations. These factors could have an adverse effect on our business, financial condition, and results of operations as well as our brand and reputation.

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

We are subject to various federal, state, and local laws and regulations concerning waste minimization, recycling, disposal, pollution, environmental protection, and the presence, discharge, storage, handling, release, disposal of, and exposure to hazardous or toxic substances. These environmental laws, which often vary significantly at the local level, provide for significant fines and penalties for noncompliance and liabilities for remediation, in some cases without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous or toxic substances. Compliance with these regulations may become increasingly complex as we expand into additional markets.

We primarily rely on third-party vendors to manage waste disposal and to ensure that our waste is transferred, recycled, or disposed of in accordance with applicable regulations and our standards. If these third parties fail to comply with applicable requirements, we could be subject to liability. In addition, third parties may assert claims against owners or operators of properties for personal injury or property damage associated with releases of, or actual or alleged exposure to, hazardous or toxic substances at, on, or from our restaurants.

Particularly in light of our focus on environmental sustainability and social impact, environmental conditions relating to the release of hazardous substances at prior, existing, or future restaurant locations could adversely affect our brand and reputation, business, financial condition, and results of operations. Further, environmental laws, and their administration, interpretation, and enforcement, are subject to change and may become more stringent over time, which could increase the complexity of our waste management efforts and adversely affect our business, financial condition, and results of operations.

Changes to healthcare laws in the United States may increase employee participation in our healthcare plans, which could significantly increase our healthcare costs and adversely affect our financial results.

In 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law in the United States, which requires health care coverage for many previously uninsured individuals and expanded coverage for those already insured. PPACA requires us to offer healthcare benefits to all full-time employees, including full-time hourly employees, that meet certain minimum coverage and affordability requirements, or we may be subject to penalties for noncompliance.

We have incurred and will continue to incur expenses to maintain a healthcare plan that covers employees who have elected to obtain coverage through a plan that we subsidize in part. If we fail to continue to offer such benefits, or if the benefits we offer do not meet applicable requirements, we may be subject to penalties. In addition, changes to, or a failure to make changes to, our healthcare plans could make us less competitive in the labor market. The future costs and effects of healthcare requirements are uncertain and may significantly increase our healthcare coverage costs and adversely affect our business, financial condition, and results of operations.

In addition, future federal or state healthcare reform could adversely affect our business, financial condition, and results of operations, and we cannot predict the impact of any future legislative, judicial, or administrative developments relating to healthcare laws.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 28, 2025, we had U.S. federal net operating loss carryforwards (“NOLs”) of $867.6 million, of which $765.7 million may be carried forward indefinitely, and the remaining $101.9 million expire at various times. As of the same date, we had state NOLs of $787.6 million, of which $93.5 million may be carried forward indefinitely, and the remaining $694.1 million expire at various times.

Under current law, U.S. federal NOLs arising in tax years beginning after December 31, 2017, may offset no more than 80% of current taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other tax attributes, including research and development tax credits, to offset its post-change taxable income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “five-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar limitations may apply under state tax laws. As a result, our ability to use NOLs and other tax attributes to reduce future taxable income and tax liabilities may be subject to annual limitations due to prior ownership changes or ownership changes that may occur in the future. There is also a risk that due to regulatory changes, such as suspensions of the use of NOLs and tax credits by certain jurisdictions, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. For example, in 2024, California imposed limits on the usability of California state NOLs to offset taxable income and certain business credits to offset California state tax liabilities in tax years beginning after 2023 and before 2027. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

As of December 28, 2025, we maintain a full valuation allowance against our U.S. NOLs, and therefore these changes do not impact our balance sheet as of that date. However, in future years, if and when a net deferred tax asset is recognized in future periods with respect to our U.S. NOLs, these limitations may materially affect our valuation allowance assessments, increase our income tax liabilities, and adversely affect our cash flows and results of operations.

Risks Related to Our Information Technology and Intellectual Property

If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences.

Operating our business involves the collection, use, storage, and transmission of sensitive, proprietary, and confidential information, including personal information of customers, our personnel, the personnel of our business partners, and others. For example, we collect certain customers’ home and business addresses for processing delivery orders, mobile phone numbers from users of our platform, and personal information from our personnel, including in connection with the administration of our benefit plans.

Security incidents or other events compromising the confidentiality, integrity, or availability of our sensitive, proprietary, and confidential information and information technology systems, or those of the third parties with whom we work, could result from cyberattacks, malicious internet-based activity, online or offline fraud, or similar activities including as described below. These threats are prevalent, continue to increase in frequency and sophistication, are increasingly difficult to detect, and may originate from a variety of sources, including from “hackers”, threat actors, “hacktivists”, organized criminal groups, company personnel misconduct or error, nation states, and nation-state-supported actors. For example, in fiscal year 2024, a third party with whom we work experienced a distributed denial-of-service (DDoS) attack, which temporarily limited some customers’ ability to access their online Sweetgreen accounts and transact in certain of our Owned Digital Channels.

Certain threat actors, including nation-state actors, have engaged and are expected to continue to engage in cyberattacks for geopolitical reasons, including in connection with military conflicts and defense activities. During periods of war or other major conflicts, we and the third parties with whom we work may face heightened risk of such attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our goods and services.

We and the third parties with whom we work face a variety of evolving cybersecurity threats, including social-engineering attacks (such as phishing), malicious code, malware, advanced persistent threat intrusions, denial-of-service attacks, credential stuffing, credential harvesting, ransomware, personnel misconduct or error, software bugs, supply-chain attacks, server malfunctions, software or hardware failures, loss of data or other information technology assets, telecommunications failures, natural disasters, attacks enhanced or facilitated by artificial intelligence, and similar threats. Ransomware attacks, in particular, have become increasingly severe and prevalent and could result in significant operational disruption, loss of sensitive data or income, reputational harm, and diversion of resources. While extortion payments may mitigate certain impacts, we may be unwilling or unable to make such payments, which may be due to applicable laws or regulations prohibiting such payments. In addition, remote work arrangements increase risks to our information technology systems and data as employees access systems from locations and devices outside of our controlled environments.

Security incidents have occurred in the past and may occur in the future, resulting in unauthorized, unlawful, or inappropriate access to, inability to access, disclosure of, or loss of sensitive, proprietary, or confidential information. For example, during the first fiscal quarter of 2024, we experienced multiple incidents that we believe involved credential-stuffing activity, in which malicious third parties accessed our online services using credentials potentially compromised through unrelated third-party incidents. Although we implemented security measures in response and believe those measures have mitigated the activity, these measures may not prevent future incidents or disruptions. Risks relating to security incidents are likely to increase as we grow and process increasing volumes of data.

We rely on third parties to support and operate critical business systems and to process sensitive, proprietary, or confidential information, including payment processors, account management providers such as Stripe, cloud infrastructure providers, data center operators, encryption and authentication vendors, email providers, content delivery services, and other service providers. Our ability to monitor the security practices of these third parties is limited, and they may have vulnerabilities or experience security incidents that compromise the confidentiality, integrity, or availability of the systems that they operate for us or data that they process on our behalf. Supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third-party infrastructure in our supply chain or partner systems have not been compromised. We have experienced adverse consequences from security incidents and service interruptions at third-party providers in the past and may experience additional adverse consequences in the future. While we may have contractual remedies in some instances, any recovery may be insufficient to cover our damages or unavailable.

Business transactions, such as acquisitions or integrations, may also expose us to additional cybersecurity risks and vulnerabilities, including vulnerabilities that are not identified during due diligence or that arise during integration into our information technology environment and security program.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive, proprietary, or confidential information or our information technology systems, or those of the third parties with whom we work.

Due to the prominence of our brand, we may be an attractive target for cyberattacks. Although we have implemented security measures designed to protect our systems and data and to detect and remediate vulnerabilities, we cannot guarantee that such measures (or similar measures by the third parties with whom we work) will be effective or sufficient to prevent all incidents or address all vulnerabilities on a timely basis. We expend significant resources and modify our business activities to try to protect against these risks, and the costs of responding to, mitigating, and/or remediating security incidents and vulnerabilities may be significant and could result in service disruptions, delays, negative publicity, or other harm to our business or competitive position.

If we or the third parties with whom we work experience, or are perceived to have experienced, a security incident, we may suffer loss of customer or partner confidence, reputational harm, reduced demand for our offerings, operational disruption, and other adverse consequences. Such incidents have in the past required and may in the future require investigation, remediation, or notification efforts and may expose us to litigation, regulatory enforcement actions, indemnification obligations, and other liabilities. Our agreements with certain partners, including Stripe and DoorDash, require us to maintain appropriate security measures and protect their information, and a breach of these obligations could require us to indemnify them for resulting losses.

Laws in all states and U.S. territories require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security incidents affecting personal information. These laws vary by jurisdiction, and compliance following a widespread security incident is complex, costly, and difficult to execute. Our insurance coverage may not cover all losses associated with a security incident or may be insufficient, and coverage may not remain available on acceptable terms.

In addition, third parties may collect or infer sensitive information about us from public sources, data brokers, or other means, which could be used to undermine our competitive position. Sensitive information may also be disclosed or misused in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence technologies.

We (and the third parties with whom we work) are subject to rapidly changing and increasingly stringent U.S. and foreign laws, contractual terms, industry standards, and other obligations relating to data privacy and security, and any actual or perceived failure to comply with such obligations could adversely affect our business, financial condition, and results of operations.

In the course of operating our business, we collect, use, receive, store, process, generate, transfer, make accessible, protect, secure, dispose of, transmit, share, and disclose personal information and other sensitive information about customers, personnel, business contacts, and others; proprietary and confidential business data; trade secrets; intellectual property; and sensitive third-party data and financial information. These activities are or may become regulated by a variety of domestic and foreign laws, regulations, guidance, industry standards, external and internal data privacy and security policies, contractual requirements, and other obligations relating to data privacy and security, which are complex, rapidly evolving, and increasingly stringent.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Additionally, numerous U.S. states have enacted comprehensive data privacy and security laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal information. As applicable, such rights may include the right to access, correct, or delete certain personal information, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal information, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights related to their personal information. The CCPA also imposes restrictions on “sales” of personal information that allow California residents to opt-out of certain sharing of their personal information and may restrict the use of cookies and similar technologies for advertising purposes. Our platform relies on such technologies for advertising purposes and could be adversely affected by the CCPA’s restrictions if a significant number of users opt-out of certain information sharing on which our advertising relies, which would impair our ability to advertise. This could decrease the effectiveness of our marketing and advertising strategies and decrease our level of customer acquisition and/or retention, may cause us to seek new avenues to market and advertise, and may cause us to increase our marketing and advertising expenditures. The CCPA provides for civil penalties for violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws have been proposed in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws complicates compliance efforts, and increases legal risk and compliance costs for us and the third parties with whom we work.

We are also subject to laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.

In addition to the risks we face under privacy laws, the restrictions on text message communications imposed by the Telephone Consumer Protection Act (“TCPA”) have long been a source of potential liability for our business. The TCPA imposes various consumer consent requirements and other restrictions on certain telemarketing activity and other communications with consumers by phone, fax, or text message. TCPA violations can result in significant financial penalties, including penalties or criminal fines imposed by the Federal Communications Commission or fines of up to $1,500 per violation imposed through private litigation or by state authorities. Claims that we have violated the TCPA could be costly to litigate and could expose us to substantial statutory damages or settlement costs. We are also subject to the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM”), which imposes specific requirements on our email communications with current or potential customers.

Separately, certain of our data practices have been, and may in the future be, challenged under wiretapping, eavesdropping, or similar laws. Plaintiffs in these actions have alleged, and may in the future allege, that our use of third-party technologies on websites and mobile applications, including chatbots, session replay tools, or marketing pixels, constitute unlawful "interceptions" of visitors' communications. Such allegations may result in class action litigation, mass arbitration demands, and significant defense costs or settlements, regardless of the ultimate merit of the claims.

Privacy advocates and industry groups have regularly proposed, and may propose in the future, self-regulatory standards by which we are, or may become, legally or contractually bound. Moreover, certain privacy laws, such as the CCPA, require us to impose specific contractual restrictions on our service providers. If we fail to comply with these contractual obligations or standards, we may face public or regulatory scrutiny, substantial liability, fines, or other adverse consequences. In addition, under various data privacy and security laws and other obligations, we may be required to obtain certain consents to process personal information. Our inability or failure to obtain required consents could result in adverse consequences.

We also publish privacy policies, statements and other documentation regarding data privacy, security, and our processing, of sensitive information. If these policies, statements, and other materials are found, or alleged, to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigations, regulatory enforcement actions, litigation, or other adverse consequences.

Additionally, our business relies in part on revenue from customers acquired through behavioral, interest-based, or tailored advertising. Consumer resistance to the collection or sharing of data used to deliver such advertising, the use of consent or “do not track” mechanisms as a result of legal, regulatory, or industry developments, the adoption by consumers of ad-blocking software or browser settings, and the development or deployment of new technologies could limit our ability to collect data or engage in marketing and advertising, which could have an adverse effect on our business, financial condition, or results of operations.

We are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), which applies to companies that collect, store, or transmit certain payment card and related transaction data. We rely on third-party vendors to handle PCI DSS matters and to address PCI DSS compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, or future business practices. Our actual or perceived failure to comply with the PCI DSS could subject us to fines, increased transaction fees, termination of banking relationships, or other penalties. In addition, compliance with the PCI DSS does not guarantee that illegal or improper use of our payment systems, or theft, loss, or misuse of payment card data or transaction information, will not occur.

Obligations and consumer expectations related to data privacy and security continue to evolve rapidly, and create uncertainty. These obligations may also be subject to differing applications and interpretations that may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and business practices, as well as those of third parties that process personal information on our behalf. Despite our efforts, we may not be successful in complying with the rapidly evolving data privacy and security requirements discussed above, and our personnel or third parties with whom we work may be unable or fail to comply with such obligations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant adverse consequences, including, but not limited to, government enforcement actions (such as investigations, fines, penalties, audits, or inspections), litigation (including class claims), additional reporting requirements or oversight obligations, restrictions or bans on data processing, orders to destroy or cease using personal information, indemnification obligations, negative publicity, reputational harm, diversion of management attention, operational disruptions (including reduced data availability), or financial losses. Any of these consequences could have a material adverse effect on our reputation, business, financial condition, or results of operations.
We may not be able to adequately protect or enforce our rights in our intellectual property, which could harm the value of our brand and have an adverse effect on our business, financial condition, and results of operations.

Our intellectual property, particularly our trademark portfolio, is material to our business, as brand recognition is one of our key differentiating factors. Our ability to successfully implement our business plan depends in part on our ability to build and maintain brand recognition using our trademarks, service marks, trade dress, and other intellectual property, including our name and logos and the unique ambience of our restaurants. While we generally seek to register our material trademarks, our trademark applications may never be granted, and our trade dress may be difficult to register. In addition, third parties may oppose our trademark applications or seek to cancel our trademark registrations.

Trademark rights generally exist on a country-by-country basis, and the unavailability or unenforceability of such rights in certain jurisdictions could interfere with our international expansion. Although we have filed trademark applications in certain foreign jurisdictions, our trademarks may be subject to cancellation if we do not operate our business in those jurisdictions within time periods specific to each jurisdiction. Due to the popularity of our brand, we have observed a number of companies, particularly internationally, that have designed their restaurants, logos, and names to be similar to ours, and we may lack the necessary trademark rights to prevent this behavior or may not be successful in enforcing such rights.

Our success also depends in part on protecting our other intellectual property and proprietary information through a combination of copyright, trade secret, and other intellectual property laws, as well as confidentiality agreements with our employees and others. We require senior employees, and any employee or consultant who develops material intellectual property for us, to enter into agreements designed to protect our intellectual property rights and proprietary information. However, we cannot guarantee that these agreements will be effective, will not be breached, that we will have adequate remedies in the event of a breach, or that employees or consultants will not assert rights to our intellectual property or proprietary information. In addition, we may fail to enter into confidentiality agreements with all parties who have access to our trade secrets or other proprietary information.

Although it is our policy to protect and vigorously defend our intellectual property rights, we cannot predict whether the measures we take will be sufficient to prevent infringement, dilution, misappropriation, or other violations of these rights, or the use by others of restaurant features based on, or otherwise similar to, our restaurant concept. Preventing others from copying elements of our concept may be difficult, and any litigation to enforce our rights will likely be costly and may not be successful. We also cannot guarantee that we will have sufficient resources to enforce our intellectual property rights. We have observed numerous international concepts that appear to have copied our trade dress or ambience, and foreign intellectual property laws may not provide the same protections as those available under U.S. law. Failure to protect or enforce our intellectual property rights could limit our ability to challenge third parties using similar trademarks or trade dress, which may cause consumer confusion or negatively affect public perception of our brand, and could have an adverse effect on our business, international expansion, financial condition, and results of operations.
We rely heavily on information technology, and we may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our online and mobile platforms are accessible, which would harm our reputation, business, financial condition, and results of operations.

Our success, particularly with respect to our online and mobile ordering business, depends on customers being able to access our online and mobile ordering platforms reliably. We rely heavily on information technology to operate our website, mobile application, and online and mobile ordering platforms, as well as for point-of-sale processing in our restaurants, supply chain management, payment processing, cash collection, marketing and promotions, payment card transactions, and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems.

We have experienced service disruptions in the past and may experience service disruptions, outages, or other performance problems in the future due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints from large volumes of simultaneous customer access, downtime or outages at third-party service providers, and denial-of-service, fraud, or security attacks. For example, during fiscal years 2020 and 2021, our third-party delivery fulfillment partner for orders placed through our Native Delivery Channel experienced outages that required us to temporarily shut down that channel, either entirely or in certain geographic markets. In addition, we and many of our third-party vendors rely on Amazon Web Services to operate our digital channels, and during the fourth quarter of fiscal year 2021, an outage at Amazon Web Services disabled all of our digital channels for nearly an entire day. And, in October 2025, Amazon Web Services experienced a widespread outage that affected portions of our technology ecosystem. Outages caused by third parties have resulted, and may continue to result, in periodic store closures, lost revenue, and customer complaints. In some instances, we may not be able to identify the cause of these performance problems within an acceptable period of time, and where we rely on third-party technological infrastructure, we may not have sufficient contractual recourse to fully recover our losses.

As our product offerings become more complex and customer traffic increases, including during peak usage periods, it may become increasingly difficult to maintain and improve platform availability. If our online and mobile ordering platforms are unavailable when customers attempt to access them, or do not load as quickly as customers expect, customers may seek alternative services and may not return to our platforms as frequently, or at all. This could reduce customer traffic to our restaurants and decrease the frequency with which customers use our platforms. In addition, system failures, maintenance issues, platform upgrades or transitions, network failures, natural disasters, terrorism, war, power outages, hackers, computer viruses, and other security incidents could delay customer service, reduce operational efficiency, and cause reputational harm.

We expect to continue making significant investments to maintain and improve platform availability and to enable rapid deployment of new features and products across our multi-channel offerings. However, if we do not effectively address capacity constraints, respond adequately to service disruptions, upgrade our systems as needed, or continue developing our technology and network architecture to accommodate actual and anticipated technological change, our business, financial condition, and results of operations could be harmed.
Our digital and delivery business, and expansion thereof, is uncertain and subject to risk.

Digital innovation and growth remain important to our business, and as the digital landscape continues to evolve, our technology must evolve concurrently to remain competitive. If we fail to maintain digital systems that are competitive within the industry, our digital business may be adversely affected, which could negatively impact our sales. Certain competitors, including those with greater resources than we have, such as Chipotle, have also prioritized digital strategies and may be more successful in executing them.

We rely on third parties for certain aspects of our digital operations, including ordering and payment processing for our mobile application and website. Services provided by these third parties may be disrupted or interrupted by technological issues, which could result in lost sales for a period of time. In addition, under our contractual arrangements with such third parties, it is unlikely that we would be able to recover lost profits or other consequential damages. Information processed by these third parties may also be subject to cyber-attacks, which could not only negatively impact our sales but also harm our brand image.

If DoorDash, or any future third-party delivery partner, fails to fulfill its obligations or provides unsatisfactory delivery service on our Native Delivery Channel—for example, by delivering orders late, lacking sufficient couriers, or experiencing system outages—we may be unable to provide reliable delivery services to our customers through our native application. Failures in delivery execution may result in customer dissatisfaction, loss of customers, reduced sales, increased refunds or credits, and damage to our brand image. In addition, as with any third party handling food, delivery services increase the risk of food tampering while orders are in transit. Changes to our agreement with DoorDash, or any future third-party delivery partner, including the loss or addition of a delivery partner, could also affect our ability to provide delivery services. We are also subject to risk from delivery driver shortages in any of our markets for any period of time, which could prevent us from meeting customer expectations and negatively impact our sales.

We partner with national third-party delivery providers to offer our food on their marketplaces. If any of these partners experience reputational harm, we may also be adversely affected as a result of our association with them. In addition, we compete with these third-party delivery providers through our Native Delivery Channel, and some of these providers may have greater financial resources than us to invest in marketing and advertising for their digital and delivery offerings, which could adversely affect our business, financial performance, and results of operations. Further, our commission rates with third-party delivery partners may increase over time, whether for delivery services associated with orders placed through our website or native mobile application or through third-party delivery marketplaces, which could have an adverse effect on our business, financial condition, and results of operations.

Our increasing use of artificial intelligence (AI), including but not limited to generative AI, may result in errors, loss of sensitive information, additional compliance obligations, cybersecurity incidents, and legal liability, which could harm our reputation, business, financial condition, and results of operations.

We have begun using various third party software solutions that rely upon artificial intelligence (AI), including but not limited to generative AI. Generative AI is a type of AI that uses generative models to create text and other content. Various generative AI tools are available to employees within parts of our company, and in the future we may more broadly use, develop, and incorporate generative AI within our systems, technology platforms, and services. While we have policies that govern the use of such technology, the use of such technology could result in unintended consequences, such as AI algorithms that produce inaccurate, biased, or incomplete output or that cause other issues with potentially negative consequences for our business. Further, use of this technology by our employees in violation of our policies could result in the loss or disclosure of our proprietary and confidential information. The use of generative AI may also result in a greater likelihood of cybersecurity incidents or other exposures of sensitive information that harm our business.

The use of AI tools is subject to an increasing number of laws and regulations, including laws and regulations regarding data privacy and security and regarding the use of such tools in the context of hiring and other employment matters. Accordingly, our use of this technology could result in additional compliance costs, regulatory investigations, enforcement actions, and litigation. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages.

If we are unable to adapt to changes in technology, our business could be harmed.

Because our customers access our website and mobile platform across a variety of mobile devices, including Android and iOS, we must continuously modify and enhance our platform to keep pace with changes in mobile devices and other internet-related hardware, software, communications, and browser technologies. We may not be successful in developing these modifications and enhancements or in bringing them to market in a timely manner. For example, our customers were unable to order delivery through our native Android smartphone application until March 2021, even though this functionality had been available on our iOS application for some time.In addition, uncertainty regarding the timing and nature of new mobile devices and other network platforms or technologies, or modifications to existing devices, platforms, or technologies, could increase our research and development expenses beyond what we anticipate. Any failure of our mobile platform to operate effectively with future technologies could result in customer dissatisfaction and harm our business.

Our business might also be harmed in connection with the growing adoption of generative AI solutions within our industry. Our competitors may incorporate or deploy generative AI more quickly or more effectively than us, which may cause competitive harm to our business.
Our online and mobile ordering platforms are highly technical, and if they contain undetected errors, our business could be adversely affected.

Our online and mobile ordering platforms incorporate highly technical and complex software. Our software has in the past contained, and may now or in the future contain, undetected errors, bugs, or vulnerabilities, some of which have been, and may in the future be, discovered only after the code has been released. Errors, bugs, or vulnerabilities identified after release could damage our reputation, reduce customer usage of our online and mobile platforms, result in lost revenue, or expose us to liability for damages, any of which could adversely affect our financial condition and results of operations.

We also rely on multiple third-party vendors to operate components of our mobile ordering platforms, including delivery fulfillment services, and errors, bugs, vulnerabilities, or service outages affecting their software could adversely impact our platforms. For example, during fiscal years 2020 and 2021, our third-party delivery fulfillment partner for orders placed through our Native Delivery Channel experienced outages that required us to temporarily shut down that channel, either entirely or in certain geographic markets, which adversely impacted our revenue. In addition, our ability to control or remediate errors, bugs, or vulnerabilities in third-party software is limited, and we may be unable to address such issues in a timely manner, which could have an adverse effect on our business, financial condition, or results of operations.
The successful operation of our business depends upon the performance and reliability of Internet, mobile, and other infrastructure that is not under our control.

Both our in-restaurant and online and mobile ordering businesses depend on the performance and reliability of internet infrastructure to process and fulfill orders, which is not under our control. Nearly all access to the internet is maintained by telecommunications network operators. Disruptions in internet infrastructure, or failures by telecommunications operators to provide sufficient bandwidth, could temporarily shut down our in-restaurant ordering business and interfere with the speed and availability of our online and mobile ordering platforms. If our online and mobile ordering platforms are unavailable when customers attempt to access them, or do not load as quickly as customers expect, customers may reduce their use of our platforms or may not return to them at all.

Our online and mobile ordering business also depends on the efficient and uninterrupted operation of mobile communications systems. Despite precautions we may take, unanticipated events—such as power outages, telecommunications delays or failures, security breaches, or computer viruses—could result in service interruptions and business disruption for us and our customers. Any such events could damage our reputation, disrupt our operations, and subject us to liability, which could adversely affect our business, financial condition, and results of operations.
Third parties have claimed, and may in the future claim, that we infringe their intellectual property rights, and this may create liability for us or otherwise have an adverse effect on our business, financial condition, and results of operations.

We have faced, and may in the future face, claims by third parties that one or more of our names, logos, designs, creative works, or technology infringes, dilutes, misappropriates, or otherwise violates their intellectual property rights. For example, in fiscal year 2023, Chipotle filed a lawsuit against us, which was subsequently settled, in connection with our use of the word “Chipotle” as part of the name of one of our menu items. Any such litigation may be costly and could divert management time and other resources from our business.
If we are unable to successfully defend against these claims, we may be subject to injunctions requiring costly changes to our business operations or that prevent or delay our use of our names, logos, designs, creative works, or technology. We may also be liable for damages, any of which could have an adverse effect on our business, financial condition, and results of operations.

In addition, a third party previously alleged, and additional third parties may in the future allege, that technology we license infringes or misappropriates their intellectual property rights. We may lack sufficient contractual rights from licensors to fully indemnify us for losses, costs, or expenses incurred in connection with such claims. We may also be subject to injunctions that prevent us from using licensed technology that is critical to our business operations and require costly operational changes. Any such claims could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Ownership of Our Class A Common Stock

Our stock price has been and will likely continue to be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock has been and is likely to continue to be highly volatile and may fluctuate significantly or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition or results of operations;
•variance in our financial performance from the expectations of securities analysts;
•changes in our projected operating and financial results;
•announcements by us or our competitors regarding significant business developments, acquisitions, or new offerings;
•announcements of, or concerns regarding, actual or perceived quality or food safety issues with our products or similar products offered by our competitors;
•our involvement in litigation;
•future sales of our common stock by us or our stockholders,
•novel or unforeseen market forces and trading strategies;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock; and
•changes in the anticipated future size and growth rate of our market.
In addition, broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, have negatively impacted and may continue to negatively impact the market price of our Class A common stock, particularly in light of recent inflation and changes in interest rates.

The dual-class structure of our common stock concentrates voting control with our founders, who have substantial control over us and are able to influence corporate matters, including controlling the outcome of director elections.

Our Class B common stock has ten votes per share, while our Class A common stock has one vote per share. All outstanding shares of our Class B common stock are beneficially owned by our founders, Jonathan Neman, Nicolas Jammet, and Nathaniel Ru, who collectively represent the majority of the voting power of our outstanding capital stock. As a result, our founders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors, approval of significant corporate transactions, such as mergers, and amendments to our organizational documents. This concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may believe are in stockholders’ best interests.

The interests of our founders may not always align with the interests of other stockholders. Accordingly, our founders may act in a manner that advances their own interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, which could affect the prevailing market price of our common stock.

Transfers by holders of our Class B common stock generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. Over time, this conversion feature may increase the relative voting power of those holders of Class B common stock who retain their shares for the long term.

Each founder’s shares of Class B common stock will automatically convert into shares of Class A common stock, on a one-to-one basis, upon the earlier of (i) the sale or transfer of such shares, subject to certain permitted transfers described in our amended and restated certificate of incorporation, including transfers for tax or estate planning purposes or to another founder or an affiliate of a founder, or (ii) the one-year anniversary of the death or permanent disability of such founder.

In addition, all outstanding shares of our Class B common stock will automatically convert into shares of Class A common stock on the final conversion date, defined as the earlier of (i) the nine-month anniversary of the death or permanent disability of the last of the founders, (ii) the last trading day of the fiscal year in which the tenth anniversary of the effectiveness of the registration statement filed in connection with our initial public offering occurs, or (iii) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock. The final conversion date may be extended by the affirmative vote of the holders of a majority of the voting power of the then-outstanding shares of Class A common stock not held by a founder, or an affiliate or permitted transferee of a founder, and entitled to vote generally in the election of directors, voting together as a single class.
We rely on data from internal tools to calculate certain of our performance metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain performance metrics using internal tools that are not independently verified by any third party. These tools have inherent limitations, and our methodologies for tracking performance metrics may change over time, which could result in unexpected changes to our reported metrics, including the key metrics we report. If our internal tools overcount or undercount performance or contain errors, the data we report may be inaccurate, and our understanding of certain aspects of our business may be distorted, which could affect our longer-term strategies.

There are also inherent challenges in measuring the order frequency of our digital and non-digital customers. For example, for digital customers, a unique customer is determined based on login information, which may result in a single individual being counted as multiple unique customers if different login credentials are used, or multiple individuals being counted as a single unique customer if the same login credentials are shared. Similarly, for non-digital customers, a single individual using multiple credit cards may be counted as multiple unique customers, while multiple individuals using the same credit card may be counted as a single unique customer. For these and other reasons, calculations based on the number of unique customers may not accurately reflect the number of individuals actually placing orders through our Digital Channels or making purchases through the non-digital component of our In-Store Channel.

We continually seek to improve our ability to measure our performance metrics and regularly review our processes to assess potential improvements to accuracy. However, enhancements to our tools or methodologies may result in inconsistencies between current and previously reported data, which could confuse investors or raise questions regarding the integrity of our data. In addition, as our business and the industry in which we operate continue to evolve, the metrics we use to evaluate our performance may also change, and we may revise or discontinue metrics that we determine are no longer accurate or appropriate. If analysts or investors do not perceive our metrics to accurately represent our business, or if we identify material inaccuracies in our metrics, our reputation may be harmed.
Future sales of our Class A common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities. Our existing equity holders may have unrecognized gains in the equity they hold and may seek to sell their shares or otherwise monetize those gains. We cannot predict the timing of, or the effect that, any such sales may have on the prevailing market price of our Class A common stock.

In addition, holders of a substantial amount of our Class A common stock have rights, subject to certain conditions, to require us to file registration statements covering the resale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Sales of shares pursuant to these registration rights could further increase the number of shares available for sale in the public market and adversely affect the market price of our Class A common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our capital stock and do not intend to pay any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, stockholders may be required to rely on sales of our Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;
•require that any action to be taken by stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of stockholders may be called only by our board of directors, the chair of our board of directors, or our chief executive officer;
•establish advance notice procedures for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed only upon the vote of at least 66 2/3% of the voting power of our then-outstanding shares of capital stock;
•provide that vacancies on our board of directors may be filled only by a majority of the directors then in office, even if less than a quorum; and
•require the approval of our board of directors or the holders of at least 66 2/3% of the voting power of our then-outstanding shares of capital stock to amend our bylaws and certain provisions of our certificate of incorporation.
These provisions may frustrate or prevent attempts by stockholders to replace or remove current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing members of management. In addition, because we are incorporated in Delaware, we are subject to Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in a broad range of business combinations with an “interested” stockholder for a period of three years following the date on which such stockholder became an “interested” stockholder.

As a result, these provisions could deter potential acquirers of our company and limit the price that investors might be willing to pay for shares of our Class A common stock, which could reduce the likelihood that stockholders would receive a premium in connection with an acquisition.

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

These provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over Securities Act claims. To avoid litigating claims in multiple jurisdictions and the risk of inconsistent or contrary rulings, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States are the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our directors and officers, the underwriters for any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

Although Delaware courts have determined that such choice-of-forum provisions are facially valid, stockholders may nevertheless seek to bring claims in venues other than those designated in our amended and restated certificate of incorporation. In such instances, we would expect to assert the validity and enforceability of these exclusive-forum provisions, which may require us to incur significant additional costs, and there can be no assurance that a court in another jurisdiction would enforce these provisions.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and such persons. If a court were to find either exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur further significant costs associated with resolving the dispute in other jurisdictions, which could harm our business, financial condition, results of operations, and prospects.
General Risk Factors
Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control.

Our quarterly financial results may fluctuate significantly, including due to factors that are not in our control, and may fail to meet investors’ expectations for a variety of reasons, including:

•negative publicity regarding the safety of our food, employment-related matters, litigation, or other issues involving our restaurants;
•macroeconomic or geopolitical conditions, including their impact on customer behavior and discretionary spending;

•fluctuations in supply costs, including as a result of inflation, particularly for our most significant ingredients, and our inability to offset higher costs with price increases without adversely affecting sales;
•labor availability and wages for our restaurant employees, including as a result of inflation and changes to minimum wage laws, and our inability to offset higher labor costs with price increases without adversely affecting sales;
•increases in marketing or promotional expenses;
•the timing of new restaurant openings and existing restaurant renovations and related revenues and expenses, including delays in openings or renovations caused by delays in the manufacture or deployment of Infinite Kitchen units, and operating costs at newly opened restaurants;
•the impact of inclement weather and natural disasters, such as winter storms, freezes, fires, and droughts, which could reduce customer traffic and increase ingredient costs;
•changes in senior management;
•announcements of mergers and acquisitions or other strategic partnerships;
•the amount and timing of stock-based compensation;
•litigation, settlement costs, and related legal expenses;
•tax expenses, asset impairment charges, and non-operating costs; and
•variations in general economic conditions, including the impact of declining interest rates on our interest income or the impact of inflation.
As a result of these or other factors, results for any particular quarter are not necessarily indicative of results to be expected for any other quarter or for any year. Our key performance metrics may also fluctuate as a result of these or other factors.
Our current insurance may not provide adequate levels of coverage against claims.

Our current insurance policies may not provide adequate protection against liabilities we incur in the ordinary course of our business. Insurance availability, coverage terms, and pricing fluctuate based on market conditions, particularly for public companies. Obtaining adequate insurance is especially challenging for companies based in California with large populations of non-exempt employees, and retentions for certain of our insurance policies, including our employment practices liability insurance, are relatively high. In the future, our insurance premiums and retentions may increase, we may be unable to obtain similar levels of coverage on reasonable terms or at all, or we may elect coverage that exposes us to greater risk. Any material inadequacy of, or inability to obtain, insurance coverage could have an adverse effect on our business, financial condition, and results of operations.

Certain types of losses may not be insurable or may be economically impractical for us to insure. For example, we do not have insurance coverage for wage and hour claims brought by current or former employees, and we have ongoing litigation with respect to such claims. Such losses could have an adverse effect on our business, financial condition, and results of operations. Although we currently maintain directors’ and officers’ liability insurance, builders’ risk insurance, property and casualty insurance, workers’ compensation insurance, automobile insurance, employment practices liability insurance, and cyber insurance, we may not be able to maintain such coverage at a reasonable cost in the future, or at all. In addition, we may not receive adequate coverage or reimbursement from our insurers for losses or liabilities that are beyond our control. It may also be more costly for us to obtain certain types of insurance that protect against unforeseen catastrophic or other significant events, and we cannot be certain that additional restaurant closures or property damage will not occur in the future. Failure to maintain adequate insurance coverage, including directors’ and officers’ liability insurance, could adversely affect our ability to attract and retain qualified officers and directors.

In addition, we routinely contract with third parties, including distributors and suppliers of produce, poultry, and other goods. These third parties may not maintain sufficient insurance coverage to cover potential claims that could affect us, and we may not have adequate contractual recourse against such parties to recover related losses.
Adverse developments in applicable tax laws could have a material and adverse effect on our business, financial condition, and results of operations.

Our effective tax rate could change materially as a result of various evolving factors. We and our subsidiaries are subject to income and non-income taxes at the federal, state, and local levels based on the scope of our operations. In determining our tax liabilities in these jurisdictions, we must monitor changes in applicable tax laws and related regulations. Although our existing operations have been implemented in a manner we believe complies with current tax laws, one or more taxing jurisdictions could seek to impose incremental or new taxes on us. For example, effective July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Certain provisions of OBBBA modified U.S. tax law and impact the Company. Among other changes, this legislation (i) permanently reinstated 100% bonus depreciation for certain property acquired after January 19, 2025, (ii) reinstated deductibility for domestic research expenditures beginning in 2025. We will continue to assess and monitor OBBBA’s potential impact on our consolidated financial statements.

Any adverse developments in these laws or regulations, including legislative changes, judicial decisions, or administrative interpretations, could have a material and adverse effect on our business, financial condition, and results of operations. Changes in the scope of our operations, including expansion into new geographies, could also increase the taxes to which we are subject and increase our effective tax rate.

We are subject to examination and audit by U.S. federal, state, and local tax authorities. Any adverse outcome of a review or audit could have a negative effect on our financial condition and results of operations.
The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty.

Our amended and restated certificate of incorporation and amended and restated bylaws limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. These limitation of liability and indemnification provisions may discourage stockholders from bringing lawsuits against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though such actions, if successful, could benefit us and our stockholders. In addition, a stockholder’s investment may be adversely affected to the extent that we are required to pay the costs of settlements or damage awards against our directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise may dilute other stockholders.

In the future, we may issue additional capital stock, which would result in dilution to our stockholders. We have granted, and expect to continue to grant, equity awards to employees, directors, and consultants under our equity incentive plans. We may also raise capital through equity financings, or issue equity securities in connection with acquisitions or investments. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and a decline in the per-share value of our Class A common stock.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock are significantly influenced by how securities and industry analysts interpret our financial information and other public disclosures, and we do not have control over these analysts. If analysts downgrade our Class A common stock or publish unfavorable or inaccurate reports, the market price of our Class A common stock would likely decline. In addition, if one or more analysts cease coverage of us or do not publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price to decline and reduce the trading volume of our Class A common stock.
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

Our Chief Technology Officer (“CTO”) and Senior Director, Head of Cybersecurity, as well as our security operations team, Cybersecurity Steering Committee, legal team, and third-party service providers, help identify, assess and manage the Company’s cybersecurity threats and risks. Our security operations team monitors and identifies potentially material cybersecurity threats and risks, and implements and maintains the Company’s incident management policies and plans. Our security operations team leads our efforts to identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, monitoring incident notifications from stakeholders, conducting threat assessments, analyzing third-party threat assessments, conducting audits, managing software vulnerabilities and patches, conducting vulnerability assessments, using external intelligence feeds, conducting tabletop incident response exercises, and, in connection with our legal function, coordinating with law enforcement concerning threats.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan; incident detection and response measures; vulnerability management activities; risk assessments; implementation of security standards/certification; encryption of data; network security controls; data access controls; physical security measures; asset management, tracking, and disposal; systems monitoring; a vendor risk management program; employee training; penetration testing; cybersecurity insurance; and a dedicated security operations team.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our cybersecurity function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business, and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and provides an annual cybersecurity update to each of the board of directors and the audit committee.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example professional services firms including legal counsel, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, forensic investigators, penetration testing firms, and third-party cyber risk monitoring and digital risk protection services.

We use third-party service providers to perform a variety of functions throughout our business, such as providing applications, account management, payment processing, cloud-based infrastructure, data center hosting, contract manufacturing, distribution, and other supply chain functions, and content delivery to customers. We have a third-party risk management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessment, a security questionnaire, review of the vendor’s written security program, review of security assessments, reports, audits, vulnerability scans related to the vendor, security assessment calls with the vendor’s security personnel, and imposition of information security contractual obligations on the vendor. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and we may impose contractual obligations related to cybersecurity on the provider.
For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If the confidentiality, integrity, or availability of our information technology, software, services, communications, or data, or those of third parties with whom we work, are or were compromised, we could experience adverse consequences.”

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

ITEM 2. PROPERTIES
As of December 28, 2025, we operated 281 restaurants. Our main office is located at 3102 36th Street, Los Angeles, CA 90018. We lease our main office and all of the properties on which we operate restaurants. For additional information regarding the lease terms and provisions, see Note 8 in our audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.
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

Holders of Record

As of February 23, 2026, there were approximately 455 stockholders of record of our Class A common stock. The number of record does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 23, 2026, there were approximately 13 stockholders of record of our Class B common stock that are affiliated with our three founders. The number of stockholders does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

The following performance graph shows a comparison from November 18, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 28, 2025, of the cumulative total return for our Class A common stock, the NYSE Composite Index, and the S&P 600 Restaurants Index.

Comparison of Cumulative Total Return
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$—
11/18/21
12/26/21
12/25/22
12/31/23
12/29/24
12/28/25
Sweetgreen, Inc.
NYSE Composite
S&P Restaurant 600 Index

	November 18, 2021	December 26, 2021	December 25, 2022	December 31, 2023	December 29, 2024	December 28, 2025
Sweetgreen, Inc.	$100.00	$112.00	$31.54	$40.36	$115.61	$24.89
NYSE	$100.00	$99.10	$88.73	$98.45	$111.45	$128.54
S&P Restaurant 600 Index	$100.00	$97.51	$76.42	$88.75	$103.08	$87.02

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
Our fiscal year is a 52- or 53-week period that ends on the last Sunday of the calendar year. Fiscal year 2025 was a 52-week period that ended December 28, 2025, fiscal year 2024 was a 52-week period that ended December 29, 2024, and fiscal year 2023 was a 53-week period that ended December 31, 2023. In a 52-week fiscal year, each fiscal quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third fiscal quarters each include 13 weeks of operations, and the fourth fiscal quarter includes 14 weeks of operations.

A discussion regarding our financial condition and results of operations for the year ended December 28, 2025, compared to the year ended December 29, 2024, is presented below. A discussion regarding our financial condition and results of operations for the year ended December 29, 2024, compared to the year ended December 31, 2023, can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2024, filed with the SEC on February 27, 2025.
Overview

We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 28, 2025, we owned and operated 281 restaurants in 24 states and Washington, D.C.
Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. In fiscal years 2025, 2024, and 2023, we had 35, 25, and 35 Net New Restaurant Openings. One of our strategies is to grow our footprint in both existing and new U.S. markets and, over time, internationally.

As of the end of fiscal year 2025, we utilized the Infinite Kitchen, a kitchen automation technology in 30 of our 281 restaurants. We incorporate the Infinite Kitchen technology into new and existing restaurants based, in large part, upon our evaluation of the potential economic and other benefits for those restaurants. We deployed units of the Infinite Kitchen in 18 of our new restaurants during fiscal year 2025 and 10 of our restaurants during fiscal year 2024. We continue to learn from these deployments and are incorporating our findings into future deployments.

As a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods. We have been impacted by a decrease in consumer spending during fiscal year 2025, which we expect to continue at least in the near term. As we focus on discipline with respect to costs and allocation of capital in connection with the Sweet Growth Transformation Plan, we will be opening fewer restaurants in the near term. In fiscal year 2026, we expect approximately 15 Net New Restaurant Openings, with about half featuring Infinite Kitchen units.

We have historically been able to partially offset rising costs - including inflation, tariffs, wage increases and increases in cost of goods sold - through gradual menu price increases, customer service and delivery fees, and operational efficiencies. There can be no assurance that we will be able to continue this practice in the current or future macroeconomic or regulatory environment. We also continue to see variability in our customer traffic patterns, including as a result of many workplaces adopting remote or hybrid models, which has shifted sales away from our In-Store Channel. Our Native Delivery, Outpost and Catering, and Marketplace Channels carry higher costs due to third-party fees, elevated refund rates, and promotional activity, and a continued shift in sales mix toward these channels could pressure margins. However, we expect margins on these channels to improve over time as we achieve greater scale.

For fiscal year 2025, tariffs had minimal net impact on our average new unit development cost due to mitigation efforts including advance purchasing, strategic sourcing, and favorable trade policy changes. We expect to continue to be able to mitigate most of these costs in future periods.

For Infinite Kitchen units, the impact of tariffs in fiscal year 2025 was mitigated, in part, by our prepurchase of certain key materials. Tariffs increased the cost of Infinite Kitchen units by approximately 5% in fiscal year 2025. Going forward, we expect the cost of Infinite Kitchen units to modestly increase when taking into account the expected continuing impact of tariffs and additional amounts due to Wonder pursuant to our supply agreement with Wonder described below.

Management remains committed to mitigating the impact of tariff costs across our supply chain, restaurant build-outs and equipment through ongoing sourcing and cost-optimization strategies that we and our suppliers have implemented. Any future changes to the U.S. government’s trade policies may impact these estimates.

Recent Developments
On December 29, 2025, subsequent to fiscal year 2025 year end, we sold Spyce and certain assets relating to the Infinite Kitchen and other related kitchen automation technology and agreed to provide certain transition services to Wonder (such transaction, the “Spyce Sale”). At the time of the sale, we entered into a supply agreement and a license agreement in which Wonder has agreed to sell Infinite Kitchen units to us on a long-term basis and provide certain services related to the Infinite Kitchen units, including commissioning, support and maintenance.

Sales Channel Mix

Our revenue is derived from sales of food and beverage to customers through our five sales channels. We own and operate all of these channels other than our Marketplace Channel, which is operated by various third-party delivery marketplaces.

1.In-Store Channel. Sales to customers who make in-store purchases in our restaurants. Purchases made via cash or credit card are referred to as 'Non-Digital' transactions. Purchases made via digital scan-to-pay or via digital scan-to-earn and scan-to-redeem associated with our SG Rewards loyalty program are included as part of our Owned Digital Channels (defined below).

2.Marketplace Channel. Sales to customers for delivery or pick-up made through third-party delivery marketplaces.

3.Native Delivery Channel. Sales to customers for delivery made through the Sweetgreen website or mobile app.

4.Outpost and Catering Channel. Sales to customers for delivery made through the Sweetgreen website or mobile app to our Outposts, which are our designated offsite drop-off points at offices, residential buildings, and hospitals. In addition, our Outpost and Catering Channel includes our catering offerings, which refer to sales to customers made through our catering website for pickup at one of our restaurants or delivery to a customer-specified address.

5.Pick-Up Channel. Sales to customers made for pick-up at one of our restaurants through the Sweetgreen website or mobile app.
Key Performance Metrics

We track the following key performance metrics to evaluate our performance, identify trends, formulate financial projections, and make strategic decisions. We believe that these key performance metrics provide useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team. These key performance metrics are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and may be different from similarly titled metrics or measures presented by other companies.

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025(1)	December 29, 2024(1)	December 31, 2023(1)
Net New Restaurant Openings	35	25	35
Average Unit Volume (as adjusted)(2)(3)	$2,677	$2,924	$2,877
Same-Store Sales Change (as adjusted) (%)(3)(4)	(7.9%)	6.2%	4.4%
Total Digital Revenue Percentage	61.8%	56.4%	58.6%
Owned Digital Revenue Percentage	34.6%	30.4%	36.4%
(1)We operate on a 52/53 week fiscal year end that ends on the last Sunday of the calendar year. Fiscal years 2025 and 2024 each contained 52 weeks. Fiscal year 2023 was a 53-week year with the extra operating week (the “53rd week”) falling in our fourth fiscal quarter.
(2)As a result of material, temporary closures of certain stores during the applicable periods, we excluded three restaurants from the Comparable Restaurant Base as of the end of fiscal year 2025 and one restaurant as of the end of fiscal year 2024. Such adjustments did not result in a material change to AUV. No restaurants were excluded as of the end of fiscal year 2023.
(3)For fiscal year 2023, Average Unit Volume and Same-Store Sales Change were adjusted to exclude the 53rd week of operations for comparative purposes. See below under “Average Unit Volume” and “Same-Store Sales Change” additional details.
(4)Our results for the fiscal year ended December 28, 2025 have been adjusted to reflect the temporary closures of 15 restaurants and permanent closures of three restaurants, which were excluded from the calculation of Same-Store Sales change. Our results for the fiscal year ended December 29, 2024 have been adjusted to reflect the temporary closures of 8 restaurants, which were excluded from the calculation of Same-Store Sales change. Our results for the fiscal year ended December 31, 2023 have been adjusted to reflect the temporary closures of two restaurants, which were excluded from the calculation of Same-Store Sales change. Such adjustments did not have a material impact on our Same-Store Sales Change for 2025, 2024, or 2023.

Net New Restaurant Openings
Net New Restaurant Openings reflect the number of new Sweetgreen restaurant openings during a given reporting period, net of any permanent Sweetgreen restaurant closures during the same given period. Before we open new restaurants, we incur pre-opening costs.

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

Comparable Restaurant Base.

Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days. We excluded three restaurants from the Comparable Restaurant Base as of the end of fiscal year 2025, and one restaurant as of the end of fiscal year 2024. Such exclusions did not result in a material change to AUV. No restaurants were excluded from the Comparable Restaurant Base as of the end of fiscal year 2023.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period excluding the 53rd week in any 53-week fiscal year; provided, that for any restaurant that has had a temporary closure (which historically has been defined as a closure of at least five days during which the restaurant would have otherwise been open) during any prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. Fiscal year 2023 was a 53-week year, which resulted in a misalignment in our comparable weeks in fiscal year 2024. To adjust for this misalignment, in calculating Same-

Store Sales Change for each fiscal quarter and the full fiscal year 2024, we shifted each week within fiscal year 2023 forward by one week to better align with the 2024 calendar year, specifically to match the timing of holidays and achieve a more accurate comparable Same-Store Sales Change to the prior period. During fiscal year 2025, we excluded 18 restaurants from our Same-Store-Sales Change, including 15 temporary closures and three permanent closures. During fiscal year 2024, we excluded eight restaurants from our Same-Store Sales Change, and during fiscal year 2023, we excluded two restaurants from our Same-Store Sales Change. These adjustments did not result in a material change to Same-Store Sales Change for 2025, 2024, or 2023.
Total Digital Revenue Percentage and Owned Digital Revenue Percentage

Our Total Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through all channels except Non-Digital transactions made through our In-Store Channel. Our Owned Digital Revenue Percentage is the percentage of our revenue attributed to purchases made through our Owned Digital Channels, which include our Pick-Up Channel, Native Delivery Channel, Outpost and Catering Channel (excluding catering orders placed through third-party platforms), and purchases made in our In-Store Channel via digital scan-to-pay, or digital scan-to-earn and scan-to-redeem associated with our SG Rewards loyalty program. With the introduction of our new loyalty program in the second quarter of fiscal year 2025, we have experienced and anticipate continuing to see an increase in Owned Digital sales, which is realized in our Owned Digital Revenue Percentage and our Total Digital Revenue Percentage.
Results of Operations
Comparison of Fiscal Year 2025 and Fiscal Year 2024
The following table summarizes our results of operations for fiscal year 2025 and fiscal year 2024:

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Dollar Change	Percentage Change
Revenue	$679,474	$676,826	$2,648	0.4%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	193,678	185,367	8,311	4.5%
Labor and related expenses	196,571	188,867	7,704	4.1%
Occupancy and related expenses	65,417	59,536	5,881	9.9%
Other restaurant operating costs	120,277	110,107	10,170	9.2%
Total cost of restaurant operations	575,943	543,877	32,066	5.9%
Operating expenses:
General and administrative	143,401	149,942	(6,541)	(4.4%)
Depreciation and amortization	71,537	67,346	4,191	6.2%
Pre-opening costs	10,785	6,616	4,169	63.0%
Impairment and closure costs	12,065	2,218	9,847	444.0%
Loss on disposal of property and equipment	1,431	255	1,176	461.2%
Restructuring charges	3,630	2,276	1,354	59.5%
Total operating expenses	242,849	228,653	14,196	6.2%
Loss from operations	(139,318)	(95,704)	(43,614)	45.6%
Interest income	(6,548)	(10,942)	4,394	(40.2%)
Interest expense	19	256	(237)	(92.6%)
Other expense	1,230	6,656	(5,426)	(81.5%)
Loss from operations before income taxes	(134,019)	(91,674)	(42,345)	46.2%
Income tax expense (benefit)	46	(1,301)	1,347	(103.5%)
Net loss	$(134,065)	$(90,373)	$(43,692)	48.3%

Revenue

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Revenue	$679,474	$676,826	0.4%
Average Unit Volume	$2,677	$2,924	(8.4%)
Same-Store Sales Change	(7.9%)	6.2%	(14.1%)

Revenue increased in fiscal year 2025 compared to fiscal year 2024, primarily due to $58.2 million of incremental revenue associated with 60 Net New Restaurant Openings during fiscal years 2025 and 2024. This was partially offset by a decrease in Comparable Restaurant Base revenue of $53.0 million, resulting in a negative Same-Store Sales Change of 7.9%, primarily reflecting a 10.4% decrease in traffic, partially offset by a 2.5% benefit from menu price increases. Traffic softness reflected a more selective consumer environment and the transition from our former Sweetpass+ program to SG Rewards. While the loyalty transition created near-term headwinds, it positions us to drive more sustainable engagement over time.

In 2026, we anticipate full-year Same-Store Sales Change between (4.0)% to (2.0)%.
Restaurant Operating Costs
Food, Beverage, and Packaging

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Food, beverage, and packaging	$193,678	$185,367	4.5%
As a percentage of total revenue	28.5%	27.4%	1.1%
As a percentage of revenue, food, beverage, and packaging costs in fiscal year 2025 increased compared to fiscal year 2024, primarily driven by higher protein costs resulting from higher overall ingredient usage and waste, including increased chicken and tofu portions, higher ingredient and packaging costs related to recently imposed tariffs and duties, as well as a one time write-off of discontinued materials. These increases were partially offset by menu price increases.

For fiscal year 2025, we realized a tariff and duty impact from our food, beverage, and packaging supply chain of approximately 27 basis points. As tariff costs are absorbed into our supplier pricing, the impact may not be separately identifiable in future periods, and may vary based on tariff policy changes.
Labor and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Labor and related expenses	$196,571	$188,867	4.1%
As a percentage of total revenue	28.9%	27.9%	1.0%
As a percentage of revenue, labor and related expenses for fiscal year 2025 increased compared to fiscal year 2024, primarily due to deleverage from lower sales volume as well as wage inflation, partially offset by menu price increases.

Occupancy and Related Expenses

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Occupancy and related expenses	$65,417	$59,536	9.9%
As a percentage of total revenue	9.6%	8.8%	0.8%
As a percentage of revenue, occupancy and related expenses for fiscal year 2025 increased compared to fiscal year 2024, primarily driven by deleverage associated with the change in sales volume.
Other Restaurant Operating Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Other restaurant operating costs	$120,277	$110,107	9.2%
As a percentage of total revenue	17.7%	16.3%	1.4%
As a percentage of revenue, other restaurant operating costs during fiscal year 2025 increased compared to fiscal year 2024, primarily due to lower sales volume, as well as increases in restaurant-level advertising spend, catering fees, and repairs and maintenance for existing stores.
Operating Expenses
General and Administrative

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
General and administrative	$143,401	$149,942	(4.4%)
As a percentage of total revenue	21.1%	22.2%	(1.0%)

General and administrative expenses on a dollar basis decreased in fiscal year 2025 compared to fiscal year 2024, primarily due to a $4.6 million decrease in bonus expense due to performance, as well as a $2.5 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO. These decreases were partially offset by an increase in other expenses across the Sweetgreen Support Center to support our restaurant growth.

As a percentage of revenue, general and administrative expenses for fiscal year 2025 decreased compared to fiscal year 2024, primarily due to the net effect of the fluctuations noted above.

Depreciation and Amortization

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Depreciation and amortization	$71,537	$67,346	6.2%
As a percentage of total revenue	10.5%	10.0%	0.6%
As a percentage of revenue, depreciation and amortization for fiscal year 2025 increased compared to fiscal year 2024, primarily related to the increase in the total depreciable base, driven by our acceleration of new restaurant growth in fiscal year 2025 as well as the change in sales volume.

Pre-Opening Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Pre-opening costs	$10,785	$6,616	63.0%
As a percentage of total revenue	1.6%	1.0%	0.6%
As a percentage of revenue, pre-opening costs for fiscal year 2025 increased compared to fiscal year 2024 due to the acceleration of net new restaurant growth as well as the change in sales volume.
Impairment and Closure Costs

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Impairment and closure costs	$12,065	$2,218	444.0%
As a percentage of total revenue	1.8%	0.3%	1.4%

Impairment and closure costs on a dollar basis increased during fiscal year 2025 compared to fiscal year 2024, primarily due to non-cash impairment charges related to property and equipment and the related operating lease assets of twelve of our restaurants compared to one restaurant in the prior year, as well as closure costs associated with three stores that were impaired and closed during fiscal year 2025.
Loss on Disposal of Property and Equipment

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Loss on disposal of property and equipment	$1,431	$255	461.2%
As a percentage of total revenue	0.2%	—%	0.2%
Loss on disposal of property and equipment increased in fiscal year 2025 compared to fiscal year 2024, primarily attributable to the disposal of specialized kitchen equipment.
Restructuring charges

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Restructuring charges	$3,630	$2,276	59.5%
As a percentage of total revenue	0.5%	0.3%	0.2%

Restructuring charges for both fiscal years 2025 and 2024 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and common area maintenance (“CAM”) charges. Additionally, during fiscal year 2025, we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space. We continue to evaluate our organizational structure and may implement additional changes to lower our administrative headcount in future periods.

Interest Income and Interest Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Interest income	$(6,548)	$(10,942)	(40.2%)
Interest expense	19	256	(92.6%)
Total interest income, net	$(6,529)	$(10,686)	(38.9%)
As a percentage of total revenue	(1.0)%	(1.6)%	0.6%
Interest income, net decreased in fiscal year 2025 compared to fiscal year 2024, primarily due to a lower cash balance and lower interest rate in our money market accounts during fiscal year 2025 as compared to fiscal year 2024.
Other Expense

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Other expense	$1,230	$6,656	(81.5%)
As a percentage of total revenue	0.2%	1.0%	(0.8%)
Other expense decreased in fiscal year 2025 compared to fiscal year 2024, primarily due to a change in the fair value of our contingent consideration compared to the prior year, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021. This decrease was partially offset by legal, advisory, and other transaction costs expensed as incurred in fiscal year 2025 in connection with the Spyce Sale completed subsequent to year end.
Income Tax Expense (Benefit)

	Fiscal Year Ended
(dollar amounts in thousands)	December 28, 2025	December 29, 2024	Percentage Change
Income tax expense (benefit)	$46	$(1,301)	(103.5%)
Effective income tax rate	—%	1.4%	(1.4%)
Our effective income tax rates for the fiscal years ended 2025 and 2024 were —% and 1.4%, respectively, primarily due to the full valuation allowance on our net deferred tax assets.
Seasonality and Quarterly Financial Data

Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, the prevalence of hybrid and remote work arrangements have made seasonality in our business less predictable, and we have experienced negative revenue impacts around national holidays. Additionally, we have seen extreme weather conditions and natural disasters cause disruptions to our operations from time to time, including the wildfires in Los Angeles, which impacted our fiscal year 2025 results.

Our results are also influenced by a variety of other factors, including the amount and timing of non-cash stock-based compensation expense, litigation, settlement and other legal costs, impairment charges and other non-operating items, and the timing of marketing or promotional activities. Quarterly performance may also be affected by the number and timing of Net New Restaurant Openings and any restaurant closures during the period.

New restaurants typically operate at higher costs in the periods immediately following opening due to pre-opening expenses, training costs, and initial operating inefficiencies. As a result, our operating results for any particular quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year.

Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from common stock and preferred stock issuances and debt incurrences, and through cash flow from operations. As of December 28, 2025 and December 29, 2024, we had $89.2 million and $214.8 million in cash and cash equivalents, respectively. Subsequent to the fiscal year ended December 28, 2025, we completed the sale of Spyce to Wonder, consisting of $100 million in cash and shares of Series C Preferred Stock of Wonder with an implied value of $86.4 million. Based on our current operating plan, we believe our existing cash and cash equivalents, will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.
Our primary liquidity and capital requirements are funding the current operations in our restaurants and Sweetgreen Support Center, new restaurant development, including the deployment of Infinite Kitchen technology, initiatives to improve the customer experience in our restaurants, and general corporate needs. During the fiscal year ended December 28, 2025, we made a cash payment of approximately $2.3 million related to the second Spyce milestone payment. In connection with the aforementioned sale of Spyce to Wonder, and pursuant to the terms of the contingent consideration liability, the conditions for the third milestone payment were satisfied upon closing the sale, resulting in the acceleration of the final payment. The remaining $7.0 million was paid out in January 2026 and is included within other current liabilities within the consolidated balance sheets as of December 28, 2025. See Notes 3 and 16 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not result in significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Additionally, we are able to sell most of our inventory items before payment is due to the supplier of such items.

The following table presents our material cash requirements for future periods:

(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Operating leases (1)	$459,829	$63,503	$68,070	$62,745	$61,179	$55,319	$149,013
(1)See Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Prior Credit Facility

During fiscal year 2024, we were party to a First Amended and Restated Revolving Credit, Delayed Draw Term Loan and Security Agreement (as amended, the “Credit Facility”) with EagleBank. We did not renew the Credit Facility in 2024 and it expired pursuant to its terms on December 13, 2024. As of December 28, 2025 and December 29, 2024, we had no outstanding debt obligations.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
(in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Net cash (used in) provided by operating activities	$(12,696)	$43,390	$26,480
Net cash used in investing activities	(114,251)	(92,211)	(95,665)
Net cash provided by (used in) financing activities	2,861	8,895	(5,199)
Net decrease in cash and cash equivalents and restricted cash	$(124,086)	$(39,926)	$(74,384)
Operating Activities
For fiscal year 2025, cash used in operating activities increased $56.1 million compared to fiscal year 2024. The increase was primarily due to the $20.4 million impact of unfavorable working capital fluctuations, driven by the timing of rent expense, payroll, and other payments in the ordinary course of business, as well as a $2.3 million Spyce milestone payment. The remaining change was related to a $33.4 million decrease in income after excluding non-cash items.

For fiscal year 2024, cash provided by operating activities increased $16.9 million compared to fiscal year 2023, primarily due to a $20.9 million reduction in net loss after excluding non-cash items and a $4.0 million favorable working capital fluctuation, which is primarily related to the timing of payroll and other payments in the ordinary course of business, offset by the $3.4 million receipt of Employee Retention Credit in fiscal year 2023.

Investing Activities
For fiscal year 2025, cash used in investing activities was $114.3 million, an increase of $22.0 million compared to fiscal year 2024. Investing activities in fiscal year 2025 consisted primarily of purchases of property and equipment of $106.5 million related to 39 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of Infinite Kitchen units and other restaurant-related equipment. In addition, we had cash outflow for fiscal year 2025 of $7.8 million related to purchases of intangible assets.

For fiscal year 2024, cash used in investing activities was $92.2 million, a decrease of $3.5 million compared to fiscal year 2023. Investing activities in fiscal year 2024 consisted primarily of purchases of property and equipment of $84.5 million related to 25 gross new restaurant openings (excluding tenant improvement allowances), restaurants in process, renovations, and prepayments associated with the deployment of Infinite Kitchen units and restaurant-related equipment. In addition, we had cash outflow for fiscal year 2024 of $7.7 million related to purchases of intangible assets.

Financing Activities
For fiscal year 2025, cash provided by financing activities decreased $6.0 million compared to fiscal year 2024, primarily due to the $9.6 million decrease in proceeds received from stock option exercises, partially offset by the $3.9 million Spyce milestone payment made in 2024.

For fiscal year 2024, cash provided by financing activities increased $14.1 million compared to fiscal year 2023, primarily due to the $7.4 million increase in proceeds received from stock option exercises, and a $6.6 million decrease in Spyce milestone payments.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgments made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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

Operating lease assets and liabilities are recognized at time of lease inception. Operating lease liabilities represent the present value of lease payments not yet paid. We made the policy election to combine lease and non-lease components, and we also consider fixed CAM part of our fixed future lease payments. Fixed CAM is also included in our operating lease liability. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the reasonably certain lease term. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. If the estimate of our incremental borrowing rate were changed, our operating lease assets and liabilities could differ materially.
Impairment and Closure Costs
Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (asset group). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements and operating lease assets. Long-lived assets, including property and equipment, operating lease assets, and internally developed software, are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, we evaluate the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. If projected future undiscounted cash flows are less than the carrying value of an asset group, then such assets are written down to their fair values. We use a discounted cash flows model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. A number of significant assumptions and estimates are involved in the application of the model to forecast operating cash flows, which are largely unobservable inputs and, accordingly, are classified as Level 3 inputs within the fair value hierarchy. Assumptions used in these forecasts are consistent with internal planning, and include revenue growth rates, gross margins and operating expense in relation to the current economic environment, the discount rate, future expectations, competitive factors in its various markets, inflation, revenue trends, market rents for the operating lease and other relevant economic factors that may impact the store under evaluation. Additionally, for corporate-level corporate assets for operating lease assets, assumptions used include monthly market rent, annual rent increases, cash flow period, free rent period, estimated tenant improvements and discount rate.

Any material changes in the sum of our undiscounted cash flow estimates resulting from different assumptions used as of December 28, 2025 for those store asset groups included in our evaluation could result in a material change in the long-lived asset impairment charge for fiscal year 2025. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material.  Our projections are estimates, which could vary significantly, either favorably or unfavorably, from actual results if future economic conditions, consumer demand and competitive environments differ from our expectations. At this time, we do not believe that there is a reasonable likelihood that there will be a material change in the future estimates or assumptions that we use to calculate our impairment charge.

We recorded non-cash impairment charges of $11.3 million during fiscal year December 28, 2025 associated with twelve store locations, of which $9.7 million related to certain property and equipment and $1.6 million related to operating lease assets. We recorded non-cash impairment charges of $1.7 million during the fiscal year ended December 29, 2024 associated with one location, of which $1.3 million related to certain property and equipment and $0.4 million related to operating lease assets.
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
Commodity Price Risks
We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials and utilities to run our restaurants, are ingredients or commodities that are affected by the price of other commodities, exchange rates, inflation, foreign demand, weather, trade tariffs, seasonality, production, availability and other factors outside our control. We work closely with our suppliers and use a mix of forward pricing protocols under which we agree with our supplier on fixed prices for deliveries at some time in the future, fixed pricing protocols under which we agree on a fixed price with our supplier for the duration of that protocol, formula pricing protocols under which the prices we pay are based on a specified formula related to the prices of the goods, such as spot prices, and range forward protocols under which we agree on a price range for the duration of that protocol. Generally, our pricing agreements with suppliers range from up to three years, depending on the outlook for prices of the particular ingredient. In some cases, we have minimum purchase obligations. We have tried to increase, where practical, the number of suppliers for our ingredients, which we believe can help mitigate pricing volatility, and we follow industry news, trade issues, exchange rates, foreign demand, weather, crises, and other world events that may affect our ingredient prices. Increases in ingredient prices could adversely affect our results if we choose for competitive or other reasons not to increase menu prices at the same rate at which ingredient costs increase, or if menu price increases result in customer resistance. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to unforeseen events.

Due to the recent pace of inflation and other global supply chain risks, including extreme weather conditions, suppliers and distributors have renegotiated, and could continue to attempt to renegotiate, our existing contracts to increase prices, as well as assess certain fuel surcharges. These changes could have a negative impact on our commodity prices. For example, in the fourth quarter of fiscal year 2024, as a result of extreme weather conditions, we experienced supply chain disruptions for tomatoes and cucumbers, which resulted in higher prices for those products or resulted in temporarily discontinuing those products in certain geographic markets. Additionally, since the beginning of 2023, we have been experiencing supply chain disruptions for our bowls and plates which has resulted in use of alternative packaging solutions. We continue to assess the current environment, work with our suppliers and distributors and create certain contingency plans to mitigate any negative impact.

Changing Interest Rates
We are exposed to interest rate risk through fluctuations of interest rates on our investments through our cash in our money market accounts. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations. As of December 28, 2025 and December 29, 2024, we had $89.2 million and $214.8 million of cash and cash equivalents, respectively, consisting of bank accounts and money market funds, and $4.2 million and $2.6 million, respectively, of restricted cash relating to certificates of deposit that are collateral for letters of credit to our lease agreements. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates would not have had a material impact on our results of operations for fiscal years 2025 and 2024.
Effects of Inflation

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage, and other upward pressure on wage rates, including inflation will increase our labor costs. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future, particularly if inflation continues to increase at its recent pace. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our customers without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate positive Same-Store Sales Change in an amount sufficient to offset inflationary or other cost pressures.

Macroeconomic Risks

Current macroeconomic conditions, such as inflation and higher interest rates, increase the risk of an economic downturn. An economic downturn could increase unemployment and lower consumer confidence. Macroeconomic conditions also negatively impact consumer discretionary spending and have negatively impacted our Restaurant Level Profit and results of operations in recent periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sweetgreen, Inc.and subsidiaries (the "Company") as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Property and Equipment and Operating Lease Assets – Impairment – Refer to Notes 1, 3, and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of long-lived assets at restaurants (which include property and equipment and operating lease assets) for impairment involves reviewing for events or changes in circumstances that indicate the carrying amount of the assets may not be recoverable. Long-lived assets are reviewed for recoverability at the lowest level at which there are separately identifiable cash flows. The asset group is at the store level for restaurant assets (“store asset group”). When events or circumstances indicate that impairment may be present, management evaluates whether the anticipated future undiscounted cash flows are less than the carrying amount of the store asset group. If the anticipated future undiscounted cash flows are less than the carrying amount of the store asset group, management uses a discounted cash flow model to estimate the fair value of the store asset group and records an impairment charge for the amount by which the carrying amount of the store asset group exceeds its fair value. A number of assumptions and estimates are involved in developing management’s projections of future cash flows, which are largely unobservable inputs, and include revenue projections. Changes in these assumptions could have a significant impact on the fair value and the amount of impairment charges recorded, if any.

We identified potential impairment of long-lived assets for store asset groups with indicators of impairment but for which no impairment charge was determined necessary to be recorded as a critical audit matter because management’s assessment involves significant judgment in estimating future cash flows. Specifically, significant judgment is required by management in the development of revenue projections. A high degree of auditor judgment and an increased extent of effort was used when performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates in determining revenue projections for store asset groups with indicators of impairment but for which no impairment charges were recorded.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s revenue projections utilized in its impairment testing for store asset groups with indicators of impairment included the following, among others:

•Tested the effectiveness of controls over management’s review of the long-lived asset impairment analysis for store asset groups, including key assumptions utilized to project revenues.

•Evaluated the consistency of projected revenues with other relevant information obtained as part of our audit.

•Compared projected revenues to historical results and sales trends of the store asset group under evaluation and other comparable store asset groups under similar economic circumstances.

•Evaluated management's ability to accurately project future cash flows by comparing actual financial results to management's historical forecasts.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 26, 2026

We have served as the Company's auditor since fiscal 2012.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$89,177	$214,789
Accounts receivable	5,166	5,034
Inventory	2,384	1,987
Prepaid expenses	6,381	7,844
Current portion of lease acquisition costs	93	93
Assets held for sale	25,427	—
Other current assets	1,029	4,790
Total current assets	129,657	234,537
Operating lease assets	284,263	257,496
Property and equipment, net	326,903	296,485
Goodwill	27,793	35,970
Intangible assets, net	10,424	24,040
Security deposits	1,316	1,419
Lease acquisition costs, net	241	333
Restricted cash	4,166	2,640
Other assets	3,341	3,838
Total assets	$788,104	$856,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$41,590	$41,773
Accounts payable	19,885	18,698
Accrued expenses	33,739	26,564
Accrued payroll	8,143	14,716
Gift cards and loyalty liability	7,177	4,413
Liabilities held for sale	1,085	—
Other current liabilities	7,033	9,663
Total current liabilities	118,652	115,827
Operating lease liabilities, net of current portion	312,904	288,941
Contingent consideration liability	—	5,311
Other non-current liabilities	149	173
Deferred income tax liabilities	274	361
Total liabilities	431,979	410,613
COMMITMENTS AND CONTINGENCIES (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value, 2,000,000,000 Class A shares authorized, 106,554,859 and 105,200,553 Class A shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively; 300,000,000 Class B shares authorized and 11,893,558 and 11,915,758 Class B shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively.	118	117
Additional paid-in capital	1,365,430	1,321,386
Accumulated deficit	(1,009,423)	(875,358)
Total stockholders’ equity	356,125	446,145
Total liabilities and stockholders’ equity	$788,104	$856,758
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenue	$679,474	$676,826	$584,041
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	193,678	185,367	161,725
Labor and related expenses	196,571	188,867	171,306
Occupancy and related expenses	65,417	59,536	54,281
Other restaurant operating costs	120,277	110,107	94,809
Total restaurant operating costs	575,943	543,877	482,121
Operating expenses:
General and administrative	143,401	149,942	146,762
Depreciation and amortization	71,537	67,346	59,491
Pre-opening costs	10,785	6,616	9,263
Impairment and closure costs	12,065	2,218	624
Loss on disposal of property and equipment	1,431	255	687
Restructuring charges	3,630	2,276	7,437
Total operating expenses	242,849	228,653	224,264
Loss from operations	(139,318)	(95,704)	(122,344)
Interest income	(6,548)	(10,942)	(12,942)
Interest expense	19	256	128
Other expense	1,230	6,656	3,475
Net loss before income taxes	(134,019)	(91,674)	(113,005)
Income tax expense (benefit)	46	(1,301)	379
Net loss	$(134,065)	$(90,373)	$(113,384)
Earnings per share:
Net loss per share, basic and diluted	$(1.14)	$(0.79)	$(1.01)
Weighted-average shares used in computing net loss per share, basic and diluted	117,956,165	114,321,672	111,907,675
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 25, 2022	111,132,993	$111	$1,212,716	$(671,601)	$541,226
Net loss	—	—	—	(113,384)	(113,384)
Issuance of common stock related to restricted shares	587,078	—	—	—	—
Exercise of stock options	929,963	2	5,387	—	5,389
Shares repurchased for employee tax withholding	(10,888)	—	(166)	—	(166)
Stock-based compensation expense	—	—	49,532	—	49,532
Balances at December 31, 2023	112,639,146	113	1,267,469	(784,985)	482,597
Net loss	—	—	—	(90,373)	(90,373)
Issuance of common stock related to performance stock units	1,800,000	2	—	—	2
Issuance of common stock related to restricted shares	479,078	—	—	—	—
Issuance of common stock related to Spyce milestone achievement	208,042	—	2,132	—	2,132
Exercise of stock options	1,990,576	2	12,763	—	12,765
Shares repurchased for employee tax withholding	(531)	—	(2)	—	(2)
Stock-based compensation expense	—	—	39,024	—	39,024
Balances at December 29, 2024	117,116,311	117	1,321,386	(875,358)	446,145
Net loss	—	—	—	(134,065)	(134,065)
Issuance of common stock related to restricted shares	690,957	—	—	—	—
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Exercise of stock options	408,345	1	3,119	—	3,120
Shares repurchased for employee tax withholding	(9,918)	—	(259)	—	(259)
Stock-based compensation expense	—	—	36,475	—	36,475
Balances at December 28, 2025	118,448,417	$118	$1,365,430	$(1,009,423)	$356,125
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(134,065)	$(90,373)	$(113,384)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	71,537	67,346	59,491
Amortization of lease acquisition costs	92	93	92
Amortization of loan origination fees	—	71	55
Amortization of cloud computing arrangements	1,009	914	880
Non-cash operating lease cost	35,316	31,475	29,113
Loss on disposal of property and equipment	1,431	255	687
Stock-based compensation	36,475	39,024	49,532
Non-cash impairment and closure costs	11,556	1,835	90
Non-cash restructuring charges	861	701	5,281
Deferred income tax (benefit) expense	(89)	(1,412)	358
Change in fair value of contingent consideration liability	(974)	6,624	3,475
Changes in operating assets and liabilities:
Accounts receivable	(132)	(1,532)	(258)
Inventory	(397)	82	(686)
Prepaid expenses and other current assets	4,338	(22)	(3,789)
Operating lease liabilities	(40,523)	(18,318)	(22,290)
Accounts payable	1,186	759	9,871
Accrued payroll and benefits	(6,573)	1,585	6,551
Accrued expenses and other current liabilities	5,810	3,313	1,163
Gift card and loyalty liability	2,764	1,616	781
Contingent consideration liability	(2,291)	—	—
Other non-current liabilities	(27)	(646)	(533)
Net cash (used in) provided by operating activities	(12,696)	43,390	26,480
Cash flows from investing activities:
Purchase of property and equipment	(106,492)	(84,457)	(89,672)
Purchase of intangible assets	(7,813)	(7,741)	(6,115)
Security and landlord deposits	54	(13)	122
Net cash used in investing activities	(114,251)	(92,211)	(95,665)
Cash flows from financing activities:
Proceeds from stock option exercise	3,120	12,765	5,388
Payment of contingent consideration	—	(3,868)	(10,421)
Payment associated to shares repurchased for tax withholding	(259)	(2)	(166)
Net cash provided by (used in) financing activities	2,861	8,895	(5,199)
Net decrease in cash and cash equivalents and restricted cash	(124,086)	(39,926)	(74,384)
Cash and cash equivalents and restricted cash—beginning of year	217,429	257,355	331,739
Cash and cash equivalents and restricted cash—end of year	$93,343	$217,429	$257,355

Supplemental disclosure of cash flow:
Cash paid for interest	$19	$184	$50
Non-cash investing and financing activities:
Purchase of property and equipment accrued in accounts payable and accrued expenses	$11,190	$9,791	$6,824
Non-cash issuance of common stock associated with Spyce milestone achievement	$—	$2,132	$—
The accompanying notes are an integral part of these consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. The Company’s bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of December 28, 2025, the Company owned and operated 281 restaurants in 24 states and Washington, D.C. The Company had 35 Net New Restaurant Openings in fiscal year 2025.
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
Fiscal Year—The Company’s fiscal year is a 52- or 53-week period that ends on the last Sunday of the calendar year. Fiscal years 2025 and 2024 were 52-week periods that ended December 28, 2025 and December 29, 2024, respectively. Fiscal year 2023 was a 53-week period that ended December 31, 2023. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations.
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
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are converted to cash shortly after the related sales transaction and are considered to be cash equivalents because they are both short-term and highly liquid in nature. Amounts receivable from sales transactions as of December 28, 2025 and December 29, 2024, were $3.6 million and $2.3 million, respectively.
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

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying consolidated balance sheets to the total amount shown in its consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$89,177	$214,789
Restricted cash, non-current	4,166	2,640
Total cash, cash equivalents and restricted cash shown on statement of cash flows	$93,343	$217,429
The $4.2 million restricted cash balance as of December 28, 2025 was associated with letters of credit required by the Company’s workers’ compensation insurance policy.
Concentrations of Risk— The Company maintains cash balances at several financial institutions located in the United States. The cash balances may, at times, exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation up to $0.3 million.
As of December 28, 2025, December 29, 2024, and December 31, 2023, approximately 24%, 25%, and 28%, respectively, of the Company’s revenue was generated from the Company’s restaurants located in the New York City metropolitan area.

Other Current Assets— Other current assets primarily consist of outstanding receivables from the Company’s distributors and current portion of deferred implementation costs. Historically, this category included the Employee Retention Credit “ERC”, which was collected in full during fiscal year 2025, and thus, there is no ERC balance outstanding as of December 28, 2025. See Note 11 for further details.

Other Assets— Other assets primarily consist of deferred implementation costs, which are capitalized implementation costs from cloud computing arrangements in relation the Company’s enterprise resource planning system These costs amounted to $3.3 million and $3.8 million as of December 28, 2025 and December 29, 2024, respectively, and were recorded within other assets in the consolidated balance sheets. The amortization of these costs are generally recognized within the Company’s consolidated statement of operations under general and administrative expenses over a useful life of seven years.

Accounts Receivable— Accounts receivable primarily consists of receivables from distributors, amounts recoverable from third party insurance carriers, and receivables from the Company’s Marketplace and Outpost and Catering Channels.
Inventory— Inventory, consisting primarily of food, beverages and supplies, is valued at the lower of cost first-in, first-out cost or net realizable value.
Prepaid Expenses— Prepaid expenses primarily include prepaid office systems, which the Company amortizes over the life of the contract, and prepaid insurance, which is expensed in the period for which it relates.
Property and Equipment—Property and equipment are recorded at cost. Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

Property and Equipment	Useful Life
Leasehold improvements	Shorter of lease term or estimated asset life
Furniture and fixtures	5 years
Kitchen equipment	5 - 10 years
Computers and other equipment	3 years

Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation. Any related gain or loss is reflected in loss on disposal of property and equipment in the consolidated statement of operations. Assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated cost to sell. Expenditures for repairs and maintenance are expensed as incurred.
The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants, after the restaurant construction is past the planning stage and it is considered probable that the restaurant will open. These costs are included in property and equipment and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. The Company capitalized internal costs related to site selection and construction activities of $4.0 million and $4.6 million for the fiscal years ended December 28, 2025 and December 29, 2024, respectively.

Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $1.3 million, $0.2 million and $0.3 million for each of the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, respectively.
On September 7, 2021, the Company closed its acquisition of Spyce, a Boston-based restaurant company powered by automation technology, allowing the Company to serve its food in its restaurants via automation (see Note 3). Automated technology associated with the Infinite Kitchen is included in kitchen equipment within property and equipment. Total research and development was $1.0 million for both of the fiscal years ended December 28, 2025 and December 29, 2024, and $1.2 million for the fiscal year ended December 31, 2023. These costs are primarily costs incurred to develop and improve the Infinite Kitchen, and are recorded within general and administrative costs in the Company’s accompanying consolidated statement of operations. Subsequent to the fiscal year ended December 28, 2025, the Company completed the sale of Spyce to certain subsidiaries of Wonder Group, Inc. (“Wonder”). See Note 16 Assets Held for Sale and Subsequent Events for further details.

Restructuring Charges— Restructuring charges primarily relate to the continued amortization of the operating lease asset and related real estate and common area maintenance fees (“CAM”) charges resulting from the Company’s reorganization of operations and decision to vacate the premises of the Company’s former Sweetgreen Support Center during fiscal year 2022.

For fiscal year 2025, the Company recorded restructuring charges of $3.6 million, primarily related to the continued amortization of the operating lease asset and related real estate and CAM charges from the Company’s former Sweetgreen Support Center. Total operating lease costs and total variable leases costs included in restructuring charges for fiscal year 2025 were $1.4 million and $0.6 million, respectively. Additionally, the Company experienced additional restructuring costs including severance and related benefits associated with a reduction in force at the Sweetgreen Support Center and costs associated with vacating the Company’s former New York office space. The Company continues to evaluate its organizational structure and have and may continue to implement additional changes to lower its administrative headcount.

For fiscal years 2024 and 2023, the Company recorded restructuring charges of $2.3 million and $7.4 million, respectively, primarily related to operating lease asset impairment costs from the Company’s vacated former Sweetgreen Support Center, as well as the amortization of the underlying operating lease asset and related real estate and CAM charges. Total operating lease costs included in restructuring charges for fiscal years for 2024 and 2023 were $1.5 million and $1.8 million, respectively, and total variable leases costs included in restructuring charges for both fiscal years 2024 and 2023 were $0.5 million.

Contingent Consideration—Due to certain conversion features, the contingent consideration issued as part of the Spyce acquisition is considered a liability in accordance with ASC 480. The liability associated with the contingent consideration is initially recorded at fair value (see Note 3 for further details) upon issuance date and is subsequently re-measured to fair value at each reporting date. The initial fair value of the liability for the contingent consideration was $16.4 million and was included as part of the purchase price for the Spyce acquisition. The fair value of the liability as of December 28, 2025 was $7.0 million, which was included in other current liabilities within the consolidated balance sheets. The fair value of the liability as of December 29, 2024 was $15.0 million, of which $9.7 million was included in other current liabilities and $5.3 million was included in contingent consideration liability within the consolidated balance sheets. See Note 3.

Changes in fair value of the contingent consideration is recognized within other expense in the accompanying consolidated statements of operations.
Other Current Liabilities— Other current liabilities is comprised of the short-term portion of the contingent consideration liability. See Note 3.
Goodwill—Goodwill, which represents the excess of the cost of an acquired entity over the fair value of the acquired net assets, has an indefinite life and, accordingly, is not amortized. The Company has one reporting unit and tests goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.
The Company reviews goodwill for impairment utilizing either a qualitative assessment or a fair value test by comparing the fair value of its reporting unit with its carrying amount, including goodwill. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of its reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds its reporting unit’s fair value.
The Company did not record any impairment charges related to the carrying amount of goodwill during the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023.
Fair value estimates are subject to change as a result of many factors, including changes in business plans, economic conditions, and the competitive environment, among others. Should actual cash flows and the Company’s future estimates vary adversely from current estimates, the Company may be required to recognize goodwill impairment charges in future years.
Intangible Assets, net— External costs and certain internal costs, including payroll and payroll-related costs for employees, directly associated with developing computer software applications for internal use are capitalized subsequent to the preliminary stage of development as well as developed technology associated with the Infinite Kitchen technology. Internal-use software costs are amortized using the straight-line method over a three year estimated useful life of the software when the project is substantially complete and ready for its intended use.
Developed technology intangible assets were recognized in conjunction with the Company’s acquisition of Spyce on September 7, 2021. The estimated useful life of developed technology is five years. Subsequent to the fiscal year ended December 28, 2025, the Company completed the sale of Spyce to Wonder Group, Inc., resulting in the disposal of the developed technology intangible asset. For the fiscal year ended December 28, 2025, the remaining carrying value of the developed technology asset is classified as held-for-sale. See Note 16 Assets Held for Sale and Subsequent Events for further details.

Lease Acquisition Costs— Lease acquisition costs include key money which is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease. These costs are amortized over the respective lease terms that range from 10 to 15 years and are presented net of accumulated amortization.
Revenue Recognition—The Company recognizes food and beverage revenue, net of discounts and incentives, when payment is tendered at the point of sale as the performance obligation has been satisfied. For purposes of revenue disaggregation, the Company reports revenue in three categories:

I.Owned Digital Channels. Encompasses the Company’s Pick-Up Channel, Native Delivery Channel, Outpost and Catering Channel (excluding catering orders placed through third-party platforms), and purchases made in the Company’s In-Store Channel via digital scan-to-pay, or digital scan-to-earn and scan-to-redeem associated with the SG Rewards loyalty program.

II.In-Store Channel (Non- Digital Component). Sales to customers who make in-store purchases in the Company’s restaurants, whether they pay by cash, credit card.

III.Marketplace Revenue. Sales to customers for delivery or pick-up made through third-party delivery marketplaces, including catering orders placed through third-party platforms.
Provisions for discounts are provided for in the same period the related sales are recorded. Sales taxes and other taxes collected from customers and remitted to governmental authorities are presented on a net basis, and as such, are excluded from revenues.

Gift Cards—The Company sells gift cards that do not have an expiration date. Upon sale, gift cards are recorded as unearned revenue and included within gift card liability in the accompanying consolidated balance sheets. The revenue from gift cards is recognized when redeemed by customers. Gift cards are subject to actual and/or potential escheatment rights in one or more of the jurisdictions in which the Company operates. The Company does not recognize breakage income because of its requirements to escheat unredeemed gift card balances.
SG Rewards Loyalty—The Company has a loyalty program called SG Rewards, which launched in fiscal year 2025. Customers can earn 10 loyalty points for every $1 spent on eligible purchases made through the mobile app or by using digital scan-to-earn and scan-to-redeem in-store. These loyalty points can be redeemed for free or discounted menu items in future transactions. All customers with a digital account are automatically enrolled in this free program. Points expire 180 days after they are issued to a customer’s account.

The Company records a liability and a corresponding reduction in revenue in periods when loyalty program rewards are earned by members. The Company recognizes revenue and a corresponding reduction to the liability in periods when loyalty program rewards are redeemed by members. The Company defers revenue based on the relative estimated standalone selling price of the loyalty points, which is estimated as the value of the loyalty reward, net of loyalty related purchases not expected to be redeemed. Using industry data and historical customer trends, the Company estimates the total value of loyalty purchases not expected to be redeemed.
Delivery—The majority of the Company’s restaurant locations offer a delivery option. Delivery services are fulfilled by third-party service providers whether delivery is ordered through the Company’s Native Delivery Channel or Marketplace Channel. With respect to Native Delivery Channel sales, the Company controls the delivery services and recognizes revenue, including delivery revenue, when the delivery partner transfers food or beverage to the customer. For these sales, the Company receives payment directly from the customer at the time of sale. With respect to Marketplace Channel sales, the Company recognizes revenue when food is delivered to the customer by the delivery service, excluding delivery fees collected by the delivery partner as the Company does not control the delivery service. The Company receives payment from the delivery partner subsequent to the transfer of food and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognize the revenue on a gross basis.
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
Impairment and Closure Costs— Impairment includes impairment charges related to the Company’s long-lived assets, which include property and equipment and internally developed software, and operating lease assets. Long-lived assets are reviewed for recoverability at the lowest level in which there are identifiable cash flows (“asset group”). The asset group is at the store-level for restaurant assets and the corporate-level for corporate assets. The carrying amount of a store asset group includes stores’ property and equipment, primarily leasehold improvements, and operating lease assets, net of operating lease liabilities. The carrying amount of a corporate-level asset group includes Support Center property and equipment, operating lease assets, internally developed software and internally developed technology. Long-lived assets are reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. When events or circumstances indicate that impairment may be present, management evaluates the probability that future undiscounted net cash flows received will be less than the carrying amount of the asset group. The Company uses a discounted cash flow model to measure the fair value of an asset group. An impairment charge will be recognized in the amount by which the carrying amount of the store asset group exceeds its fair value. The resulting impairment charge, if any, is allocated to the property and equipment, primarily leasehold improvements, and operating lease assets on a pro rata basis using the relative carrying amounts of those assets. The allocated impairment charge to a long-lived asset is limited to the extent that the impairment charge does not reduce the carrying amount of the long-lived asset below its individual fair value. The estimation of the fair value of an operating lease asset primarily involves the evaluation of current and future market value rental amounts, which are primarily based on recent observable market rental data. The fair value of an operating lease asset is measured using a discounted cash flow valuation technique by discounting the estimated current and future market rental values using a property-specific discount rate.

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

The Company determined that triggering events, primarily related to the impact of changing customer behavior trends, including slower than expected return to office and as a result of broader macroeconomic conditions on the Company’s near-term restaurant level cash flow forecast, restructuring activities and anticipated store closures, occurred for certain restaurants and its Support Center, that required an impairment review of the Company’s long-lived assets. No indicators of impairment were found for the Company’s intangible assets for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023.

Based on the results of the analysis, for the fiscal year ended December 28, 2025, the Company recorded non-cash impairment charges of $11.3 million associated with twelve store locations, which was recorded in impairment and closure costs within the consolidated statement of operations. Of the $11.3 million total non-cash impairment, $9.7 million was related to property and equipment, and $1.6 million was related to operating lease assets. During the fiscal year ended December 29, 2024, the Company recorded non-cash impairment charges of $1.7 million associated with one store location, which was recorded in impairment and closure costs within the consolidated statement of operations. Of the $1.7 million total non-cash impairment, $1.3 million was related to property and equipment, and $0.4 million was related to operating lease assets. During the fiscal year ended December 31, 2023, the Company recorded non-cash impairment charges of $4.3 million, related to the operating lease asset for the Company’s former Sweetgreen Support Center vacated during fiscal year 2022, which was recorded in restructuring charges within the consolidated statement of operations.

Closure costs include lease and related costs associated with closed restaurants including the amortization of the operating lease asset, and expenses associated with CAM fees and real estate taxes for previously impaired stores. During the fiscal year ended December 28, 2025, the Company recognized closure costs of $0.8 million for three stores that were impaired and closed during the fiscal year ended December 28, 2025 and one previously impaired store that was closed in fiscal year 2023. During the fiscal year ended December 29, 2024, the Company recognized closure costs of $0.5 million.

Leases— The Company leases restaurants and corporate office space under various non-cancelable lease agreements that expire on various dates through 2038. Lease terms for restaurants generally include a base term of 10 years, with options to extend these leases for additional periods of 5 to 15 years. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether it obtains substantially all economic benefits from the use of the asset, and whether it has the right to direct the use of the asset. If these criteria are met and the contract is identified as a lease, then the Company accounts for the contract under the requirements of ASC 842. The Company also evaluates whether the lease will be accounted for as an operating or finance lease based on the terms of the lease agreement, and when determining the lease term, the Company includes reasonably certain option renewal periods. Many of the Company's leases require payment of real estate taxes, CAM costs and other occupancy costs which are included in occupancy and related expenses on the consolidated statements of operations. Occupancy expenses associated with unopened restaurants are recorded separately in pre-opening costs on the consolidated statements of operations. Some of the Company’s operating leases include provisions for payment of a fixed CAM amount per annum, and as such, these payments have been included in the calculation of the operating lease liability.

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
Contingencies—The Company is subject to various claims, lawsuits, governmental investigations, and administrative proceedings that arise in the ordinary course of business. The Company accrues a liability and recognizes an expense for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. Estimating liabilities and costs associated with these matters require significant judgment based upon the professional knowledge and experience of management and its legal counsel.
Marketing and Public Relations—Marketing costs, which include the development and production of advertising materials and online marketing tools, are expensed in the period incurred. Marketing expense directly attributable to an individual restaurant is included within other restaurant operating costs. Marketing expense for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was $19.0 million, $16.9 million and $14.3 million, respectively, of which $11.3 million, $13.2 million and $10.7 million, respectively, is included in general and administrative expense, $6.8 million, $3.3 million and $3.1 million, respectively, is included in other restaurant operating costs and $0.9 million, $0.4 million, and $0.5 million, respectively, is included in preopening costs in the accompanying consolidated statements of operations.
Restaurant Operating Costs—Restaurant operating costs primarily consist of food, beverage, packaging costs for to-go orders, salaries, benefits, and other expenses related to the Company’s in-store employees, maintenance and utilities at the Company’s restaurants, leasing costs for the Company’s restaurants and delivery and processing fees.
Operating Expenses— Operating expenses primarily consist of operations, technology, finance, legal, human resources, administrative personnel, stock-based compensation, brand-related marketing, depreciation and amortization of fixed assets, and pre-opening costs. Pre-opening costs primarily consist of rent, wages, travel for training and store opening teams, food and other restaurant costs that the Company incurs prior to the opening of a restaurant. These costs are expensed as incurred.
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
Diluted net loss per share available to common shareholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. In periods in which the Company reports a net loss available to common shareholders, diluted net loss per share available to common shareholders is the same as basic net loss per share available to common shareholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net loss available to common shareholders for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023.
Employee Benefit Plan— The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company previously matched 50% of an eligible employee’s contribution up to 3% of wages. An employee becomes eligible once the individual has worked at the Company for 6 months, has worked 500 or more hours, and is 21 years or older. The Company has temporarily paused this matching contribution, effective in the fourth fiscal quarter of 2022.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company adopted ASU 2023-09 for the fiscal year ended December 28, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 11 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
Recently Issued Accounting Pronouncements Not Yet Adopted
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard uses a probable-to-complete threshold, which requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. With this new guidance, public companies shall begin capitalizing when both a.) management has authorized and committed funding to the project and b.) it is probable that the project will be completed and software will be used as intended. The guidance is effective for annual and interim reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach, with early adoption permitted. The Company is currently evaluating the impacts of adopting this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

2.REVENUE RECOGNITION
Nature of products and services
The Company has one revenue stream. See Note 1 for a description of the revenue recognition policies.
The following table presents the Company’s revenue for the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 disaggregated by significant revenue category:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Owned Digital Channels	$234,874	$205,688	$212,872
In-Store Channel (Non-Digital component)	259,652	295,300	242,073
Marketplace Revenue	184,948	175,838	129,096
Total Revenue	$679,474	$676,826	$584,041
Gift Cards and SG Rewards Loyalty

Gift cards and loyalty liability within the accompanying consolidated balance sheets was as follows:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024	December 31, 2023
Gift Card Liability	$3,649	$4,385	$2,797
Loyalty Liability	3,528	—	—
Total Gift Cards and Loyalty Liability	$7,177	$4,385	$2,797

Revenue recognized from the redemption of gift cards that was included in gift cards and loyalty liability at the beginning of the year was as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$633	$730	$480
Revenue recognized from loyalty liability balance at the beginning of the year	$—	$—	$—
3.FAIR VALUE
The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of December 28, 2025				Fair Value Measurements as of December 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$7,000	$—	$—	$7,000	$14,974	$—	$—	$14,974

Contingent consideration as of December 28, 2025 was $7.0 million which is included in other current liabilities within the consolidated balance sheets. Contingent consideration as of December 29, 2024 was $15.0 million, of which $9.7 million is included in other current liabilities and $5.3 million is included in contingent consideration within the consolidated balance sheets. The fair value of the contingent consideration was determined based on significant inputs not observable in the market.
Contingent Consideration

On September 7, 2021, the Company closed its acquisition of Spyce, a Boston-based restaurant company powered by automation technology. In connection with the Company’s acquisition the former equity holders of Spyce may receive up to $20 million (in the form of up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the IPO (the “Reference Price”)), contingent on the achievement of certain performance milestones between the closing date of the acquisition and June 30, 2026. Additionally, the former equity holders of Spyce may receive true-up payments in cash, as described here. If as of the second anniversary of the closing date of the acquisition, the 30-Day Volume-Weighted Average Price of the Company’s Class A common stock (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that has continually held their respective portion of the 1,316,763 total shares of the Company’s Class A common stock issued in connection with the acquisition during such period, the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price (“true-up payment”). As of the second anniversary of the closing date of the acquisition, the Company calculated the delta between the Reference Price and the VWAP Price for the upfront portion of the purchase price as $13.62. This resulted in a true-up payment of $10.4 million, due to 570,249 shares that did not meet the continuous holding requirement. The $10.4 million true-up payment is included within financing activities in the consolidated statements of cash flows as the payment is less than the original fair value of contingent consideration.

Additionally, as of the date of the achievement of any of the three milestones, if the VWAP Price as of such milestone achievement date is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce that is eligible to receive a milestone payment the delta between the Reference Price and the VWAP Price for the contingent consideration associated with such milestone. The contingent consideration, excluding the true-up payment, which was calculated as noted above, was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved. During the fourth quarter of fiscal 2023, the first milestone was achieved, which resulted in former equity holders of Spyce being eligible to receive $6.0 million, which was paid during the fiscal year ended December 29, 2024. Of this $6.0 million, based on a VWAP Price of $10.20, $2.1 million was issued in Class A common stock, and $3.9 million was issued in cash.

During the second quarter of fiscal 2025, the second milestone was achieved, resulting in the former equity holders of Spyce being eligible to receive $7.0 million, which was paid during the fiscal year ended December 28, 2025. Of this $7.0 million, based on a VWAP Price of $19.40, $4.7 million was issued in the form of Class A common stock, and $2.3 million was paid in cash to the former Spyce Equity holders.

The initial fair value of the contingent consideration at the acquisition date was $16.4 million. Since the acquisition date, the cumulative payments related to the contingent consideration were $23.4 million as of December 28, 2025, of which $6.8 million has been issued in the form of Class A common stock and $16.6 million has been issued in cash. Payments up to the initial fair value of the contingent consideration were included within financing activities within the consolidated statements of cash flows if made in cash, or within non-cash financing activities if made in shares. The second milestone payment, as detailed above, increased the cumulative payments related to the contingent consideration liability above the initial fair value; as such, the cash component of the second milestone payment was included within operating activities within the consolidated statement of cash flows during the fiscal year ended December 28, 2025. Any future cash payments would be recognized within operating activities in the consolidated statements of cash flows.
Subsequent to the fiscal year ended December 28, 2025, the Company completed the sale of Spyce to Wonder. As a result, the third milestone payment was accelerated, with the remaining $7.0 million paid out in early 2026. See Note 16 Assets Held For Sale and Subsequent Events for further details.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent consideration
Balance—December 25, 2022	$21,296
True-up payment	(10,421)
Current portion of contingent consideration included in other current liabilities	(6,000)
Change in fair value	3,475
Balance—December 31, 2023	$8,350
Change in fair value	6,624
Balance—December 29, 2024	$14,974
Milestone payment	(7,000)
Change in fair value	(974)
Balance—December 28, 2025	$7,000
Fair Value Measurements on a Nonrecurring Basis

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs and restructuring charges within the consolidated statement of operations. Carrying value after impairment approximates fair value.

		Carrying Value at December 28, 2025			Fiscal Year Ended December 28, 2025
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$9,677
Operating lease assets	$2,437	$—	$—	$2,437	$1,594

		Carrying Value at December 29, 2024			Fiscal Year Ended December 29, 2024
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Certain property and equipment, net	$—	$—	$—	$—	$1,347
Operating lease assets	$6,001	$—	$—	$6,001	$389

		Carrying Value at December 31, 2023			Fiscal Year Ended December 31, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Operating lease assets	$5,719	$—	$—	$5,719	$4,291

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if the Company is closing the restaurant. For the operating lease assets’ fair value estimate as of December 28, 2025, December 29, 2024, and December 31, 2023,the Company estimated the sublease income through lease expiration and discounted such cash flows using a property specific discount rate of approximately 7.5% to 9.5%.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024
Leasehold improvements	$347,023	$303,035
Kitchen equipment	136,136	107,475
Computers and other equipment	49,541	44,295
Furniture and fixtures	50,072	43,045
Assets not yet placed in service	36,691	38,047
Total property and equipment	619,463	535,897
Less: accumulated depreciation	(292,560)	(239,412)
Property and equipment - net	$326,903	$296,485
Depreciation expense for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was $61.2 million, $56.4 million, and $49.5 million, respectively.
As of December 28, 2025, the Company had 11 facilities under construction due to open during 2026. As of December 29, 2024, the Company had nine facilities under construction. Depreciation commences after a store opens and the related assets are placed in service.

5.GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents the changes in the Company’s Goodwill balance:

Balance—December 29, 2024	$35,970
Disposal of Goodwill in Spyce Transaction	(8,177)
Balance—December 28, 2025	$27,793

The change in the goodwill balance recognized during the fiscal year ended December 28, 2025 is attributable to the Company’s sale of Spyce. See Note 16 for further details. There was no change in the carrying value of Goodwill during the fiscal year ended December 29, 2024.

The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024
Internal use software	$52,524	$45,933
Developed technology	—	20,050
Total intangible assets	52,524	65,983
Accumulated amortization	(42,100)	(41,943)
Total	$10,424	$24,040

The change in the developed technology intangible asset balance is attributable to the Company’s sale of Spyce, wherein the balance has been reclassified to assets held for sale on the consolidated balance sheets for the fiscal year ended December 28, 2025. See Note 16 for further details.

Amortization expense for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was $10.3 million, $11.0 million, and $10.0 million, respectively. Estimated amortization for each of the next five years is as follows:

(dollar amounts in thousands)
2026	$5,851
2027	3,506
2028	1,067
Total	$10,424
6.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024
Fixed asset accrual	$7,381	$5,983
Accrued general and sales tax	6,588	4,625
Accrued settlements and legal fees	3,723	3,529
Rent deferrals and accrued rent	1,036	1,220
Accrued delivery fee	969	970
Other accrued expenses	14,042	10,237
Total accrued expenses	$33,739	$26,564
7.DEBT

As of December 28, 2025 and December 29, 2024, the Company had no outstanding debt obligations.

The Company’s prior revolving credit facility with EagleBank expired pursuant to its terms on December 13, 2024 and was not renewed. The facility provided for borrowings up to $45.0 million in the aggregate principal amount, including the issuance of letters of credit up to $3.5 million. The Company did not utilize any borrowings or letters of credit under this facility during its term. In both fiscal years 2024 and 2023, the Company recognized $0.1 million of interest expense related to the amortization of loan origination fees associated with the facility.
8.LEASES

The components of lease cost were as follows:

(dollar amounts in thousands)	Classification	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost	Occupancy and related expense General and administrative expense Pre-opening costs	$58,022	$51,576	$48,168
Variable lease cost	Occupancy and related expense General and administrative expense	13,263	12,219	11,055
Short term lease cost	Occupancy and related expense General and administrative expense	416	612	422
Sublease income	General and administrative expense	—	—	(356)
Total lease cost		$71,701	$64,407	$59,289
During the fiscal years ended December 28, 2025 and December 29, 2024, the Company recorded non-cash impairment charges related to operating lease assets of $1.6 million and $0.4 million, respectively, which were recorded within impairment and closure costs in the consolidated statements of operations. During the fiscal year ended December 31, 2023, the Company recorded non-cash impairment charges related to operating lease assets of $4.3 million, all of which was recorded within restructuring charges in the consolidated statements of operations. See Note 1.

As of December 28, 2025, future minimum lease payments for operating leases consisted of the following:

(dollar amounts in thousands)
2026	$63,503
2027	68,070
2028	62,745
2029	61,179
2030	55,319
Thereafter	149,013
Total	459,829
Less: imputed interest	105,335
Total lease liabilities	$354,494

As of December 28, 2025 the Company had additional operating lease commitments of $14.6 million for non-cancelable leases that have not yet commenced, which the Company anticipates will commence in fiscal year 2026. The nature of such lease commitments is consistent with the nature of the leases that the Company has executed thus far.

A summary of lease terms and discount rates for operating leases as of December 28, 2025 and December 29, 2024 is as follows:

	December 28, 2025	December 29, 2024
Weighted-average remaining lease term (years):
Operating Leases	7.16	7.32
Weighted-average discount rate:
Operating Leases	6.88%	6.75%

Supplemental cash flow information related to leases as of December 28, 2025, December 29, 2024 and December 31, 2023 as follows:

	December 28, 2025	December 29, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$64,443	$39,965	$42,425
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$65,387	$46,167	$24,416
Derecognition of operating lease assets due to termination or impairment	$1,594	$389	$4,291

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

Additionally, each outstanding share of the Company’s Class B common stock will convert automatically into one share of the Company’s Class A common stock on the final conversion date, defined as the earlier of (i) the nine-month anniversary of the death or permanent disability of the last of the founders; (ii) the last trading day of the fiscal year during which the 10th anniversary of the effectiveness of the registration statement for the Company’s IPO occurs, and (iii) the date specified by a vote of the holders of a majority of the outstanding shares of Class B common stock; provided, however, that the final conversion date may be extended by the affirmative vote of the holders of the majority of the voting power of the then-outstanding shares of Class A common stock not held by a founder or an affiliate or permitted transferee of a founder and entitled to vote generally in the election of directors, voting together as a single class.

Class A and Class B common stock are collectively referred to as “common stock” throughout the notes to the consolidated financial statements, unless otherwise noted.

As of December 28, 2025 and December 29, 2024, the Company had reserved shares of common stock for issuance in connection with the following:

	December 28, 2025	December 29, 2024
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,070,559	13,169,869
Shares reserved for achievement of Spyce milestones	250,000	500,000
Shares reserved for employee stock purchase plan	4,111,331	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	5,283,226	5,410,024
Shares available for future issuance under the 2021 Equity Incentive Plan	6,652,380	8,516,216
Total reserved shares of common stock	30,367,496	31,707,440
10.STOCK-BASED COMPENSATION
2021 Equity Incentive Plan

During the fiscal year ended December 26, 2021, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which allows for issuance of stock options (including incentive stock options and non-qualified stock options), restricted stock units (“RSUs”), including performance-based awards, and other types of awards. The maximum number of shares of common stock that may be issued under the 2021 Plan is 35,166,753, which is the sum of (i) 11,500,000 new shares, plus (ii) an additional number of shares consisting of (a) shares that were available for the issuance of awards under any prior equity incentive plans in place (which include the Company’s 2009 Stock Plan and 2019 Equity Incentive Plan (collectively, the “Prior Stock Plans”)) prior to the time the Company’s 2021 Plan became effective and (b) any shares of the Company’s common stock subject to outstanding stock options or other stock awards granted under the Prior Stock Plans that on or after the Company’s 2021 Plan became effective, terminate or expire prior to the exercise or settlement; are not issued because the award is settled in cash; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. The total number of shares available for grant as of December 28, 2025, was 6,652,380. Options granted generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

The Company issues shares of Class A common stock upon the vesting and settlement of RSUs and upon the exercises of stock options under the 2021 Plan. The 2021 Plan is administered by the Company’s board of directors (the “Board”), or a duly authorized committee of the Board. Options granted to members of the Board generally vest immediately.

2009 Stock Plan and 2019 Equity Incentive Plan

Prior to the Company’s IPO, the Company granted stock options, RSUs and performance-based restricted stock awards (“PSUs”) to its employees, as well as non-employees (including directors and others who provide substantial services to the Company) under the Prior Stock Plans. Under the Prior Stock Plans, the Company was permitted to grant incentive stock options to the Company’s employees and non-qualified stock options to the Company’s employees and non-employees, as well as stock appreciation rights, restricted stock awards, RSUs (including PSUs), and other forms of stock awards to the Company’s employees, directors and consultants and any of the Company’s affiliated employees and consultants.

Options granted in the fiscal year ended December 26, 2021 and prior generally have vesting terms between one year and four years and have a contractual life of 10 years. No further stock awards will be granted under the Prior Stock Plans now that the 2021 Plan is effective; however, awards outstanding under the Prior Stock Plans continue to be governed by their existing terms.

Spyce Acquisition

In conjunction with the Spyce acquisition, the Company issued shares of restricted stock that were issued to certain Spyce employees. As the value is fixed, the grant date fair value of these shares represents the fair value of the shares on the acquisition date. For the fiscal year ended December 31, 2023, the Company recognized stock-based compensation expense of $2.4 million related to the vested portion of such shares.

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

As of December 28, 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the fiscal years ended December 28, 2025 and December 29, 2024:

(dollar amounts in thousands except share and per share amounts)	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 31, 2023	13,219,388	$7.77	5.97	$53,758
Options granted	2,367,980	19.81
Options exercised	(1,990,576)	6.42
Options forfeited	(374,453)	15.71
Options expired	(52,470)	17.65
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	2,608,147	16.26
Options exercised	(408,345)	7.75
Options forfeited	(1,085,348)	18.52
Options expired	(213,764)	17.81
Balance—December 28, 2025	14,070,559	$10.35	5.30	$12,769
Exercisable—December 28, 2025	10,804,076	$8.62	4.30	$12,693
Vested and expected to vest—December 28, 2025	14,070,559	$10.35	5.30	$12,769
The total intrinsic value of options exercised in fiscal years 2025, 2024 and 2023 was $4.3 million, $50.8 million and $7.5 million, respectively. The weighted-average fair value of options granted in fiscal years 2025, 2024 and 2023 was $8.24, $9.72, and $9.07, respectively, all of which were granted to employees.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model with the assumptions during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 included in the table below. The Company has elected to account for forfeitures as they occur.

Input	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Risk-free interest rate	3.7%-4.3%	3.4%-4.7%	3.5%-4.9%
Expected term	5.7-6.3 years	5.8-6.2 years	5.8-6.2 years
Expected Volatility	47.8%	45.4%	45.1%
Dividend yield	0%	0%	0%
During the fiscal year ended December 28, 2025, the Company approved a modification to certain stock option awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) accelerated vesting of unvested awards, (ii) continued vesting of certain awards during the consulting period, and (iii) an extension of the post-termination exercise period, pertaining to a total of 924,097 options. The incremental expense related to each modified option has been estimated as of the modification date using the Black-Scholes option-pricing model and will be recognized as additional stock-based compensation expense over the remaining requisite service period. During the fiscal year ended December 28, 2025 the Company recognized $1.5 million of incremental expense related to this modification, which was recorded within total stock-based compensation expense for the year. These options have a weighted-average exercise price of $10.39. The Company expects to recognize the remaining incremental stock option expense of $1.4 million related to this modification across the remaining three month consulting period in fiscal year 2026.

Additionally, during the fiscal year ended December 28, 2025, the Company approved a modification to certain stock option awards in connection with the resignation of a former executive. The modification provided for an extension of the post-termination exercise period of certain stock options through their respective maturity dates. In total, 2,471,052 options were subject to these changes. As a result of the modification, the Company recognized an incremental stock-based compensation expense of $6.1 million, which was recognized in full on the date of modification within fiscal year 2025. The options have a weighted-average exercise price of $6.77.

Fair Value of Common Stock—The Board determines the fair market value of its common stock based on its closing price as reported on close of business the day immediately preceding the date of grant on the New York Stock Exchange.
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
As of December 28, 2025, there was $22.5 million in unrecognized compensation expense related to unvested stock options arrangements which is expected to be recognized over a weighted-average period 2.26 years.
Restricted Stock Units and Performance Stock Units

Restricted stock units

During the fiscal years ended December 28, 2025 and December 29, 2024, the Company issued 752,781 and 535,789 RSUs, respectively, to certain employees, which vest upon the satisfaction of certain service periods. The fair value of these RSUs was determined based on the Company’s closing stock price the business day immediately preceding the date of grant. The service period of these RSUs is satisfied over a range of 0 to 4 years. The RSUs are excluded from common stock issued and outstanding until the satisfaction of these vesting conditions and are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders.

The following table summarizes the Company’s RSU activity for fiscal year ended December 28, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted- Average Grant Date Fair Value
Balance—December. 29, 2024	910,024	$17.72
Granted	752,781	13.49
Released	(690,957)	18.87
Forfeited, cancelled, or expired	(188,622)	17.48
Balance—December. 28, 2025	783,226	$12.71
During the fiscal year ended December 28, 2025, the Company approved a modification to certain restricted stock units awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) continued vesting of certain awards during the consulting period and (ii) immediate vesting of any remaining unvested restricted stock units at the completion of the consulting period. The fair value of each modified RSU has been estimated using the current stock price as of the modification date. During the fiscal year ended December 28, 2025 the Company recognized $0.15 million of incremental expense related to this modification, which was recorded within total stock-based compensation expense for the year. The Company expects to recognize the remaining incremental stock option expense of $0.15 million related to this modification across the remaining three month consulting period in fiscal year 2026.
The weighted-average grant date fair value per RSU granted during the fiscal years ended December 29, 2024 and December 31, 2023 was $20.81 and $9.07, respectively. As of December 28, 2025, unrecognized compensation expense related to RSUs was $7.3 million and is expected to be recognized over a weighted-average period of 2.61 years. The fair value of shares earned as of the vesting date during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 was $12.7 million, $13.7 million, and $6.3 million, respectively.

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

The Company estimated the grant date fair value of the founder PSUs based on multiple stock price paths developed through the use of a Monte Carlo simulation model within a hybrid framework with two possible scenarios (IPO and Change of Control). A Monte Carlo simulation model also calculates a derived service period for each of the seven vesting tranches, which is the measure of the expected time to achieve each Company stock price target, as described above. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, expiration term, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The derived service period calculation also requires the cost of equity assumption to be used in the Monte Carlo simulation model. Term and volatility are typically the primary drivers of this valuation. An expiration term of 10 years (as defined in the grant agreements) was considered in the IPO scenario while an expiration term of 3 years was considered in the Change of Control scenario. A volatility of 52.0 percent was considered within the IPO scenario consistent with the maximum term to expiration; whereas, a common stock volatility of 90.5 percent was considered in the Change of Control scenario, which is based on the ASC 718 analysis. The weighted-average grant date fair value of the founders PSUs was $16.35 per share. The Company continues to recognize the total stock-based compensation expense of $103.0 million over the derived service period of each tranche, which is between 1.7 to 4.4 years, using the accelerated attribution method as long as the founders satisfy the service-based vesting condition.

As of December 28, 2025 unrecognized compensation expense related to PSUs was $0.6 million and is expected to be recognized over a weighted-average period of 0.22 years.
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

Subsequent to the Company’s IPO, the Company issued 321,428 PSUs to the Spyce founders based on three separate performance-based milestone targets. The Company will recognize stock compensation expense related to each performance-based milestone target as it becomes probable of occurring, based on the stock price on the date of grant. During the fiscal year ended December 29, 2024, the Company modified the number of shares underlying these grants and the vesting terms to remove the performance-based component, resulting in the total number of shares decreasing to 85,395, all of which vested on March 15, 2025. The expense related to these RSUs is included within the RSU section above.

For both of the fiscal years ended December 28, 2025 and December 29, 2024 there were 4,500,000 PSUs outstanding, with a weighted-average grant date fair value of $15.62. There was no PSU activity during the fiscal year ended December 28, 2025.

A summary of stock-based compensation expense recognized fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 is as follows:

(dollar amounts in thousands)	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Stock-options	$18,605	$11,773	$8,878
Restricted stock units	8,752	8,546	8,557
Performance stock units	9,118	18,705	32,097
Total stock-based compensation	$36,475	$39,024	$49,532

11.INCOME TAXES

The Company’s entire pretax loss for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was from its U.S domestic operations. For the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company recorded an income tax expense (benefit) of $0.05 million, $(1.3) million, and $0.4 million, respectively.

The components of the provision for income taxes for the fiscal year ended December 28, 2025, December 29, 2024, and December 31, 2023 are as follows (in thousands):

(dollar amounts in thousands)	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Current:
State	$134	$111	$21
Total Current	134	111	21
Deferred:
Federal	(103)	(1,432)	323
State	15	20	35
Total deferred	(88)	(1,412)	358
Total provision for income taxes (benefit) expense	$46	$(1,301)	$379
The following table provides the updated requirements of ASU 2023-09 for 2025. See Note 1: Description of business and summary of significant accounting policies - recently adopted accounting pronouncements.

The effective income tax rate for the fiscal year ended December 28, 2025 differs from the statutory federal income tax rate as follows (dollars in thousands):

(dollar amounts in thousands)	December 28, 2025
U.S. federal income tax at statutory rate	$(28,320)	21.0%
State and local income taxes, net of federal income tax effect(1)	(342)	0.3%
Changes in valuation allowance	29,020	(21.5%)
Nontaxable or nondeductible items
Officer compensation	4,072	(3.0%)
Other, net	1,099	(0.8%)
Changes in unrecognized tax benefits	1,897	(1.4%)
Other Adjustments
Federal net operating loss true-up	(1,437)	1.1%
Outside basis difference in Spyce Foods	(6,990)	5.2%
Other, net	1,047	(0.8%)
Effective income tax rate	$46	—%
(1)For the fiscal year ended December 28, 2025, the state of Texas contributes to the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the fiscal years ended December 29, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09, the Company’s effective income tax rate differs from the statutory federal income tax rate as follows:

	December 29, 2024	December 31, 2023
Federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal benefit	4.2%	6.7%
Permanent differences	(1.9%)	(0.8%)
Change in valuation allowance	(19.5%)	(18.5%)
Nondeductible executive compensation	(20.0%)	(8.2%)
Stock compensation and related items	15.8%	—%
Other	1.8%	(0.5%)
Total	1.4%	(0.3%)

Components of the Company’s net deferred tax assets/(liabilities) consisted of the following:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024
Deferred tax assets:
Net operating loss carryforward	$244,898	$219,918
Charitable contributions	99	178
Stock-based compensation expense	5,611	5,458
Accrued expenses	440	614
Deferred revenue	1,078	1,331
Operating lease liabilities(1)	106,738	99,861
Outside tax basis in Spyce Foods	9,831	—
Other	4,637	6,627
Total deferred tax assets	373,332	333,987
Valuation allowance	(240,676)	(202,709)
Total deferred tax assets, net of valuation allowance	132,656	131,278
Deferred tax (liabilities):
Depreciation and amortization differences	(32,015)	(39,580)
Operating lease assets(1)	(84,122)	(77,639)
State deferred taxes	(16,793)	(14,420)
Total deferred tax liabilities	(132,930)	(131,639)
Net deferred tax (liability) asset	$(274)	$(361)
(1) Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or the consolidated balance sheets.

As of December 28, 2025 and December 29, 2024, Company management assessed the realizability of deferred tax assets, in order to determine the need for a valuation allowance. As of the fiscal years ended December 28, 2025 and December 29, 2024, the Company is in a net deferred tax asset position of $240.4 million and $202.7 million, respectively. The deferred tax assets consist principally of net operating loss carryforwards. The future realization of the tax benefits from existing temporary differences and tax attributes ultimately depends on the existence of sufficient taxable income. In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.
In concluding on its evaluation, Company management placed significant emphasis on guidance in ASC 740, which states that “a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome.” Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future growth. On the basis of this evaluation, as of December 28, 2025 and December 29, 2024, a full valuation allowance of $240.7 million and $202.7 million, respectively, has been recorded against the deferred tax assets, which represents an increase of $38.0 million year over year.
As of December 28, 2025, the Company had U.S. Federal net operating loss carryforwards of $867.6 million, of which $765.7 million may be carried forward indefinitely, and the remaining carryforwards $101.9 million expire at various dates from 2029 through 2037. As of December 28, 2025, the Company had state net operating loss carryforwards of $787.6 million, of which $93.5 million may be carried forward indefinitely, and the remaining carryforwards of $694.1 million expire at various dates from 2025 through 2044.
The future realization of the Company’s net operating loss carryforwards and other tax attributes may also be limited by the change in ownership rules under the U.S. Internal Revenue Code Section 382. In general, under Section 382 of the Internal Revenue Code (Section 382), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating loss carryovers and tax credits to offset future taxable income. The Company completed a Section 382 analysis to evaluate whether any ownership changes and related limitations impacted the Company’s ability to utilize net operating loss carryforwards or other attributes prior to their expiration dates. The Company’s existing net operating loss carryforwards and tax credits are subject to annual limitations arising from ownership changes which occurred in previous periods. Currently, the limitations imposed by Section 382 are not expected to impair the Company’s ability to fully realize its net operating losses. Future changes in the Company’s stock ownership, some of which are outside of the Company’s control, could result in an additional ownership change under Section 382 of the Code; if that occurs, the Company’s ability to utilize net operating losses could be further limited. Furthermore, the Company’s ability to utilize net operating losses of companies that the Company may acquire in the future may be subject to limitations under Section 382 of the Code.
The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions in which it operates, and therefore is subject to tax examination by various taxing authorities. The Company is not aware of any issues under review that could result in a material deviation from its tax positions. The Company is not currently under examination by the Internal Revenue Service or any major state and local tax jurisdictions. In general, our tax returns for years 2020 to 2024 remain open to examination by the major jurisdictions in which the Company is subject to tax. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes, such as net operating losses, generated in those early years, which have been carried forward and may be audited in subsequent years when utilized.
The calculation and assessment of the Company’s tax exposures generally involve the uncertainties in the application of complex tax laws and regulations for federal, state and local jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, on the basis of the technical merits. As of December 28, 2025 and December 29, 2024, the Company had approximately $2.1 million and $0.1 million of unrecognized tax benefits, respectively. Due to the valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate. The Company recognizes accrued interest and penalties, if any, related to uncertain tax positions in income tax provision in its financial statements, if applicable. The Company did not have any accrued interest of penalties associated with any uncertain tax positions, and no interest expense was recognized during the fiscal years ended December 28, 2025 and December 29, 2024. The following table summarizes the activity related to the Company’s gross uncertain tax positions for the fiscal years ended December 28, 2025 and December 29, 2024:

(dollar amounts in thousands)	December 28, 2025	December 29, 2024
Uncertain Tax Positions
Beginning of year balance	$93	$431
Increases (decreases) related to current year tax positions	2,019	(338)
End of year balance	$2,112	$93

On March 27, 2020, President Trump signed into law the CARES Act (as defined below). Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, to enhance business’ liquidity and provide for refundable employee retention tax credits, which could be used to offset payroll tax liabilities. On March 11, 2021, President Biden signed the American Rescue Plan Act (“ARPA”). The ARPA includes several provisions, such as measures that extend and expand the employee retention credit, previously enacted under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), through December 31, 2021. The ARPA did not have a material impact on the Company’s consolidated financial statements. As authoritative guidance is currently pending under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $1.8 million within Labor and other related expenses and $5.1 million within general and administrative expenses in the consolidated statement of operations for the fiscal year ended December 31, 2023 as an offset to Social Security tax expense. During fiscal year 2025, the Company received the remaining $3.6 million in cash related to the ERC receivable, resulting in the full collection of the outstanding balance previously reported within other current assets. Accordingly, as of December 28, 2025, there is no ERC receivable balance within other current assets on the consolidated balance sheet.

Income taxes paid (net of refunds) are as follows:

(dollar amounts in thousands)	December 28, 2025
Federal	$—
State	—
Texas	(67)
Other States	—
Total	$(67)
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation's enactment did not materially impact the Company’s effective income tax rate or cash tax position for the year ended December 28, 2025.
12.NET LOSS PER SHARE
During the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net loss per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis. The Company's net loss equals comprehensive loss for all periods presented.
The following table sets forth the computation of net loss per common share:

(dollar amounts in thousands)	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Numerator:
Net loss	$(134,065)	$(90,373)	$(113,384)
Denominator:
Weighted-average common shares outstanding—basic and diluted	117,956,165	114,321,672	111,907,675
Earnings per share—basic and diluted	$(1.14)	$(0.79)	$(1.01)
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

	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
Options to purchase common stock	14,070,559	13,169,869	13,219,388
Time-based vesting restricted stock units	783,226	910,024	951,517
Performance stock units	4,500,000	4,500,000	6,621,428
Contingently issuable stock	250,000	500,000	714,285
Total common stock equivalents	19,603,785	19,079,893	21,506,618

13.RELATED-PARTY TRANSACTIONS
The Company’s founders and former Chief Financial Officer each hold an indirect minority passive interest in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 total payments to Welcome to the Dairy, LLC, totaled $5.0 million, $3.9 million, and $4.2 million, respectively.
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

15.Reportable Segment
The Company operates as one operating segment and one reportable segment. The chief executive officer serves as the Company’s chief operating decision maker (“CODM”), defining segments based on the way the Company’s internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company has one revenue stream, generating revenue from retail sales of food and beverages by company-owned restaurants within the United States. The menu design and related food and beverage offerings, food ethos, store operations, and distribution channels are consistent throughout the United States. Accordingly, the CODM manages business activities, allocates resources and assess financial performance on a consolidated basis. The accounting policies applied are consistent with those described in the summary of significant accounting policies. Sweetgreen does not have intra-company sales or transfers.

The CODM assesses performance for Sweetgreen and decides how to allocate resources based on Net loss as reported on the consolidated statements of operations. This metric enables the CODM to monitor budget versus actual results and benchmark against competitors, used to evaluate the Company’s performance. Assets are managed centrally and are reported internally in the same manner as the consolidated financial statements. Therefore, no further information is disclosed herein.

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

	Fiscal Year Ended December 28, 2025	Fiscal Year Ended December 29, 2024	Fiscal Year Ended December 31, 2023
General and administrative
Operating support center cost(1)	$103,745	$107,626	$95,452
Stock-based compensation	36,475	39,024	49,532
Other expenses(2)	3,181	3,292	1,778
Total General and administrative	$143,401	$149,942	$146,762
(1)Operating support center costs consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as brand-related marketing.
(2)Other expense typically includes expenses recorded for accruals related to legal settlements, amortization costs associated with the implementation of our Enterprise Resource Planning system, the employer portion of the founder performance stock unit payroll tax, and other costs associated with other one-time initiatives.

Additionally, the CODM regularly reviews interest income, interest expense, depreciation and amortization and income tax expense, which are included on the face of the income statement.
16.Assets Held for Sale and Subsequent Events
Sale of Spyce

On December 29, 2025, subsequent to fiscal year end, the Company completed the previously announced sale of Spyce, the business unit responsible for developing the Infinite Kitchen technology, and certain other assets related to the Infinite Kitchen technology, to Wonder. Total consideration was $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with an implied value of $86.4 million. Under this agreement, Sweetgreen will continue to use and deploy Infinite Kitchen technology across its restaurants pursuant to an established licensing agreement and a supply and services agreement, both with Wonder.

In connection with this agreement to sell Spyce, the Company determined that the disposal met the criteria for classification as held for sale, but did not meet the criteria for classification as discontinued operations. Accordingly, the Company classified the related assets and liabilities included in the disposal group as held for sale at year end. The disposal group primarily includes intangible assets, property and equipment, and goodwill transferred as part of the sale. The Company allocated a portion of the reporting unit's goodwill to the disposal group based on the relative fair values of the business being disposed of and the portion of the reporting unit being retained. The Company determined fair value using the market approach, based on the negotiated value of the assets. The income tax effect of this transaction is currently being evaluated by the company. A reasonable estimate of the financial impact cannot be made at this time.

The following table presents information related to the major classes of assets and liabilities that were classified as held for sale in the Company’s consolidated balance sheets as of December 28, 2025:

Assets and Liabilities Held For Sale (in thousands)	Fiscal Year Ended December 28, 2025
Prepaid Expenses	72
Other current assets	307
Operating lease assets	562
Property and equipment, net	5,324
Goodwill	8,177
Intangible assets, net	10,935
Security deposits	50
Assets held for sale	25,427

Current portion of operating lease liabilities	445
Operating lease liabilities, net of current portion	640
Liabilities held for sale	1,085

Further, in early 2026, the Company made an aggregate cash payment of $5.4 million and issued 242,722 shares of its Class A common stock to former equity holders of Spyce in connection with the achievement of the third performance milestone, accelerated as part of the Spyce sale. See Note 3.
Tariff Developments

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not authorized. Subsequently, the President terminated all IEEPA-based tariffs and imposed or implied new tariffs under alternative legal authorities. The trade policy environment remains fluid, and the Company is actively monitoring these developments, including the availability of refunds for tariffs previously paid.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2025.

Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2025, which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 28, 2025 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Sweetgreen, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sweetgreen, Inc. and subsidiaries (the "Company") as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 26, 2026

ITEM 9B. OTHER INFORMATION

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item regarding directors and director nominees, executive officers, the board of directors and its committees, and certain corporate governance matters is incorporated by reference to the information in the definitive proxy statement for our 2026 annual meeting of stockholders, which will be filed no later than 120 days after December 28, 2025 (the “2026 Proxy Statement”).

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

We have an insider trading policy and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION

Information required by this item regarding executive compensation is incorporated by reference to the information in the 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item regarding certain relationships and related transactions is incorporated by reference in the 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item regarding principal accounting fees and services is incorporated by reference in the 2026 Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits.
The following exhibits are included herein or incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger and Asset Purchase, dated November 5, 2025, by and among the Registrant, Wonder Group, Inc., Spyce Food Co., and the other parties named therein	10-Q	001-41069	10.4	11/7/2025

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021

4.1	Form of Class A Common Stock Certificate of the Registrant.	S-1/A	333-260472	4.1	11/9/2021

4.2	Description of Capital Stock	10-K	001-41069	4.2	3/4/2022

10.1	Amended and Restated Stockholders’ Agreement, dated as of September 3, 2021, by and between the Registrant and certain of its stockholders.	S-1	333-260472	10.1	10/25/2021

10.2+	Sweetgreen, Inc. 2009 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.2	10/25/2021

10.3+	Sweetgreen, Inc. 2019 Equity Incentive Plan and forms of agreements thereunder.	S-1	333-260472	10.3	10/25/2021

10.4+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Awards Under the 2019 Equity Incentive Plan.	S-1	333-260472	10.4	10/25/2021

10.5+	Sweetgreen, Inc. 2021 Equity Incentive Plan and forms of agreements thereunder.	10-K	001-41069	10.5	2/29/2024

10.6+	Spyce Food Co. 2016 Stock Option and Grant Plan.	S-1	333-260472	10.6	10/25/2021

10.7+	Sweetgreen, Inc. 2021 Employee Stock Purchase Plan.	S-1	333-260472	10.7	10/25/2021

10.8+*	Non-Employee Director Compensation Policy.					X

10.9+	Form of Indemnification Agreement entered into by and between the Registrant and each director and executive officer.	S-1	333-260472	10.9	10/25/2021

10.10+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Jonathan Neman.	S-1	333-260472	10.10	10/25/2021

10.11+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Nicolas Jammet.	10-K	001-41069	10.11	2/29/2024

10.12+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Nathaniel Ru.	10-K	001-41069	10.13	2/29/2024

10.13+	Executive Employment Agreement, effective October 1, 2021, by and between the Registrant and Mitch Reback.	10-K	001-41069	10.14	2/29/2024

10.14+	Executive Employment Agreement, effective May 5, 2025, by and between the Registrant and Jason Cochran.	10-Q	001-41069	10.2	5/8/2025

10.15+	Executive Employment Agreement, effective September 21, 2025, by and between the Registrant and Jamie McConnell.	10-Q	001-41069	10.3	11/7/2025

10.16	Lease Agreement, dated as of May 23, 2019, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.13	10/25/2021

10.17	First Amendment to Lease Agreement, dated as of August 12, 2020, by and between the Registrant and Welcome to the Dairy, LLC.	S-1	333-260472	10.14	10/25/2021

10.18	Form of Exchange Agreement by and among the Registrant, Jonathan Neman, Nicolas Jammet, Nathaniel Ru, and certain related entities.	S-1	333-260472	10.17	10/25/2021

10.19+	Separation Agreement and Consultant Agreement, effective April 16, 2025, by and between the Registrant and Rossann Williams.	10-Q	001-41069	10.1	5/8/2025

10.20+	Separation Agreement, effective October 9, 2025, by and between the Registrant and Mitch Reback.	10-Q	001-41069	10.1	11/7/2025

10.21+	Consultant Agreement, effective September 21, 2025, by and between the Registrant and Mitch Reback	10-Q	001-41069	10.2	11/7/2025

10.22+*	Amended Employment Agreement, effective December 17, 2025, by and between the Registrant and Nathaniel Ru.					X

19.1	Insider Trading Policy.	10-K	001-41069	19.1	2/27/2025

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on the signatures page of the Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Incentive Compensation Recoupment Policy	10-K	001-41069	97.1	2/29/2024

101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Schema Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 26, 2026.

SWEETGREEN, INC.

By:	/s/ Jonathan Neman
Name:	Jonathan Neman
Title:	Chief Executive Officer

S-1

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Los Angeles, California, on February 26, 2026.

SWEETGREEN, INC.

By:	/s/ Jamie McConnell
Name:	Jamie McConnell
Title:	Chief Financial Officer

S-2

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jonathan Neman and Jamie McConnell, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan Neman	Chief Executive Officer and Director	February 26, 2026
Jonathan Neman	(Principal Executive Officer)

/s/ Nicolas Jammet	Chief Concept Officer and Director	February 26, 2026
Nicolas Jammet

/s/ Jamie McConnell	Chief Financial Officer	February 26, 2026
Jamie McConnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Neil Blumenthal	Director	February 26, 2026
Neil Blumenthal

/s/ Julie Bornstein	Director	February 26, 2026
Julie Bornstein

/s/ Cliff Burrows	Director	February 26, 2026
Cliff Burrows

/s/ Montgomery Moran	Director	February 26, 2026
Montgomery Moran

/s/ Dawn Ostroff	Director	February 26, 2026
Dawn Ostroff

/s/ Nathaniel Ru	Director	February 26, 2026
Nathaniel Ru

/s/ Bradley Singer	Director	February 26, 2026
Bradley Singer
S-3