Form 10-Q
period 2026-03-29
Sweetgreen, Inc.
filed 2026-05-08
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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

The registrant had 106,934,099 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of May 4, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics; our liquidity and the sufficiency of our capital resources; our plans to open new restaurants and purchase and incorporate additional Infinite Kitchen units into our fleet, in particular following our sale of Spyce Food Co. (“Spyce”) and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology (together with Spyce, the “Spyce Business”) to certain subsidiaries of Wonder Group, Inc. (“Wonder”), which will become our Infinite Kitchen supplier; our expectations regarding financial and macroeconomic trends and the impacts of ongoing military conflicts; the impacts of tariffs and our ability to mitigate such impacts; the impacts of seasonality or extreme weather events; our plans regarding innovation, including the use of Infinite Kitchen units, and the resulting potential benefit to our business; our ability to achieve or maintain profitability; and management’s plans, priorities, initiatives and strategies. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively, uncertainties regarding changes in economic conditions and geopolitical events, and the customer behavior trends they drive, our ability to open new restaurants, our ability to effectively identify and secure appropriate sites for new restaurants, our ability to expand into new markets and the risks such expansion presents, our ability to deploy and secure support for, in a timely and cost effective manner, Infinite Kitchen units following the transaction should Wonder not fulfill its support obligations, the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations, the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants, our ability to preserve the value of our brand, food safety and foodborne illness concerns, the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce, the impact of pandemics or disease outbreaks, our ability to achieve profitability in the future, our ability to identify, complete, and integrate acquisitions, the effect on our business of governmental regulations, including but not limited to any future regulations that impose taxes, tariffs, or duties on food products, supplies or other items that we purchase, changes in employment laws, the effect on our business of expenses and potential management distraction associated with litigation, potential privacy and cybersecurity incidents, the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards, and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and elsewhere in this Quarterly Report.

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

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or
i

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
ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	As of March 29, 2026	As of December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$156,799	$89,177
Accounts receivable	7,042	5,166
Inventory	2,586	2,384
Prepaid expenses	7,694	6,381
Current portion of lease acquisition costs	93	93
Assets held for sale	—	25,427
Other current assets	1,099	1,029
Total current assets	175,313	129,657
Operating lease assets	285,810	284,263
Property and equipment, net	318,324	326,903
Goodwill	27,793	27,793
Intangible assets, net	10,240	10,424
Security deposits	1,289	1,316
Lease acquisition costs, net	218	241
Restricted cash	4,184	4,166
Equity investments	86,429	—
Other assets	3,091	3,341
Total assets	$912,691	$788,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$42,226	$41,590
Accounts payable	17,426	19,885
Accrued expenses	33,177	33,739
Accrued payroll	9,068	8,143
Gift cards and loyalty liability	7,199	7,177
Liabilities held for sale	—	1,085
Other current liabilities	31	7,033
Total current liabilities	109,127	118,652
Operating lease liabilities, net of current portion	313,867	312,904
Other non-current liabilities	137	149
Deferred income tax liabilities	629	274
Total liabilities	$423,760	$431,979
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 106,923,185 and 106,554,859 Class A shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively; 300,000,000 Class B shares authorized, 11,893,558 and 11,893,558 Class B shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively	119	118
Additional paid-in capital	1,372,426	1,365,430
Accumulated deficit	(883,614)	(1,009,423)
Total stockholders’ equity	488,931	356,125
Total liabilities and stockholders’ equity	$912,691	$788,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Revenue	$161,521	$166,304
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	46,853	43,992
Labor and related expenses	50,761	48,071
Occupancy and related expenses	17,767	15,674
Other restaurant operating costs	29,939	28,880
Total restaurant operating costs	145,320	136,617
Operating expenses:
General and administrative	29,267	38,337
Depreciation and amortization	18,629	17,106
Pre-opening costs	1,111	1,696
Impairment and closure costs	636	94
Loss on disposal of property and equipment	399	86
Restructuring charges	505	905
Total operating expenses	50,547	58,224
Loss from operations	(34,346)	(28,537)
Interest income	(1,406)	(1,903)
Interest expense	28	—
Gain on disposal of business	(160,562)	—
Other expense (income)	7	(1,685)
Net income (loss) before income taxes	127,587	(24,949)
Income tax expense	1,778	90
Net income (loss)	$125,809	$(25,039)
Earnings (loss) per share:
Basic	$1.06	$(0.21)
Diluted	$1.05	$(0.21)
Weighted average shares outstanding:
Basic	118,664,898	117,307,189
Diluted	120,227,213	117,307,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended March 29, 2026 and March 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
Net loss	—	—	—	(25,039)	(25,039)
Exercise of stock options	210,708	1	1,682	—	1,683
Issuance of common stock related to restricted shares	341,116	—	—	—	—
Shares repurchased for employee tax withholding	(9,651)	—	(256)	—	(256)
Stock-based compensation expense	—	—	10,221	—	10,221
Balances at March 30, 2025	117,658,484	$118	$1,333,033	$(900,397)	$432,754

Balances at December 28, 2025	118,448,417	$118	$1,365,430	$(1,009,423)	$356,125
Net income	—	—	—	125,809	125,809
Exercise of stock options	1,000	1	7	—	8
Issuance of common stock related to Spyce milestone achievement	242,722	—	1,604	—	1,604
Issuance of common stock related to restricted shares	124,842	—	—	—	—
Shares repurchased for employee tax withholding	(238)	—	(419)	—	(419)
Stock-based compensation expense	—	—	5,804	—	5,804
Balances at March 29, 2026	118,816,743	$119	$1,372,426	$(883,614)	$488,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net income (loss)	$125,809	$(25,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,629	17,106
Amortization of lease acquisition	24	23
Amortization of cloud computing arrangements	275	242
Non-cash operating lease cost	9,290	8,341
Loss on disposal of property and equipment	399	86
Stock-based compensation	5,804	10,221
Non-cash impairment and closure costs	192	26
Non-cash restructuring charges	227	221
Deferred income tax expense	357	90
Change in fair value of contingent consideration liability	—	(1,685)
Gain on disposal of business	(161,161)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,876)	(2,878)
Inventory	(202)	(131)
Prepaid expenses and other current assets	(1,357)	473
Operating lease liabilities	(9,656)	(14,764)
Accounts payable	(632)	(948)
Accrued payroll and benefits	925	(5,522)
Accrued expenses and other current liabilities	1,173	725
Gift card and loyalty liability	22	291
Contingent consideration liability	(5,396)	—
Other non-current liabilities	(9)	(6)
Net cash used in operating activities	(17,163)	(13,128)
Cash flows from investing activities:
Purchase of property and equipment	(12,395)	(16,732)
Purchase of intangible assets	(2,417)	(2,500)
Security and landlord deposits	26	100
Proceeds from disposal of business	100,000	—
Net cash provided by (used in) investing activities	85,214	(19,132)
Cash flows from financing activities:
Proceeds from stock option exercise	8	1,683
Payment associated to shares repurchased for tax withholding	(419)	(256)
Net cash (used in) provided by financing activities	(411)	1,427
Net change in cash and cash equivalents and restricted cash	67,640	(30,833)
Cash and cash equivalents and restricted cash—beginning of year	93,343	217,429
Cash and cash equivalents and restricted cash—end of period	$160,983	$186,596
Supplemental disclosure of cash flow information
Cash paid for interest	$28	$—
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$6,643	$9,112
Series C Preferred Stock of Wonder Group, Inc. as partial consideration for the Spyce sale	$86,429	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. As of March 29, 2026, the Company owned and operated 285 restaurants in 24 states and Washington, D.C. During the thirteen weeks ended March 29, 2026, the Company had 4 Net New Restaurant Openings. The Company’s operations are conducted as one operating segment and one reportable segment. Additional details on the nature of the Company’s business and its reportable operating segment is included in Note 16, “Reportable Segment”.

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The Company’s fiscal year is a 52- or 53-week period that ends on the Sunday closest to the last day of December.

A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements filed with the SEC on Form 10-K for the fiscal year ended December 28, 2025. The financial statements and related disclosures in the accompanying unaudited interim condensed consolidated financial statements and footnotes do not include all information and footnotes required by GAAP for annual reports and should be read in conjunction with the Annual Report on Form 10-K.

The Company had no components of other comprehensive income (loss) during the periods presented, and accordingly, comprehensive income (loss) equaled net income (loss).

Restricted Cash—As of March 29, 2026 and December 28, 2025 the Company’s restricted cash balance was related to cash collateral for letters of credit associated with the Company’s workers’ compensation insurance policy and letters of credit to lease agreements.

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of March 29, 2026	As of December 28, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$156,799	$89,177
Restricted cash, noncurrent	4,184	4,166
Total cash, cash equivalents and restricted cash shown on statements of cash flows	$160,983	$93,343
Update to Accounting Policies

Beginning in the first quarter of 2026, the Company started using its historical stock price to calculate expected volatility for stock option grants, as sufficient company-specific trading history was deemed available. Prior to 2026, the Company elected to use an approximation based on the volatility of other comparable public companies which compete directly with the Company as there was not sufficient share price history that extended through the expected term of the options given the timing of the IPO in 2021.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard uses a probable-to-complete threshold, which requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. With this new guidance, public companies shall begin capitalizing when both a.) management has authorized and committed funding to the project and b.) it is probable that the project will be completed and software will be used as intended. The guidance is effective for annual and interim reporting periods beginning after December 15, 2027, and may be applied prospectively, retrospectively, or using a modified transition approach, with early adoption permitted. The Company is currently evaluating the impacts of adopting this ASU on its consolidated financial statements and related disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen weeks ended March 29, 2026 and March 30, 2025 disaggregated by significant revenue channel:

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025
Owned Digital Channels	$62,827	$52,984
In-Store Channel (Non-Digital component)	52,961	66,706
Marketplace Channel	45,733	46,614
Total Revenue	$161,521	$166,304
Gift Cards

The gift card liability included in gift cards and loyalty liability within the accompanying condensed consolidated balance sheets was as follows:

(dollar amounts in thousands)	As of March 29, 2026	As of December 28, 2025
Gift Card Liability	$3,576	$3,649
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$374	$411

SG Rewards

Changes in the Company’s SG Rewards liability included in gift cards and loyalty liability on the condensed consolidated balance sheets were as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025
SG Rewards liability, beginning balance	$3,528	$—
Revenue deferred	4,335	—
Revenue recognized	(4,240)	—
SG Rewards liability, ending balance	$3,623	$—
3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of March 29, 2026				Fair Value Measurements as of December 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	—	—	—	—	7,000	—	—	7,000
Total	$—	$—	$—	$—	$7,000	$—	$—	$7,000

The fair value of the contingent consideration was determined based on significant inputs not observable in the market.

In connection with the Company’s acquisition of Spyce Food Co. (“Spyce”) on September 7, 2021, the former equity holders of Spyce were eligible to receive up to $20.0 million (in the form of up to 714,285 additional shares of Class A common stock, calculated based on the initial offering price of the Company’s Class A common stock of $28.00 per share sold in the Company’s initial public offering (“IPO”) (the “Reference Price”)) in contingent consideration upon the achievement of certain performance milestones. Additionally, as of the date of the achievement of any of the three milestones, if the Volume-Weighted Average Price of the Company’s Class A common stock as of such milestone achievement date (“VWAP Price”) is less than the Reference Price, then the Company shall pay to each former equity holder of Spyce, in respect of each share of Class A common stock issued to such holder upon the achievement of such milestone, an amount in cash equal to the delta between the Reference Price and the VWAP Price. The contingent consideration payable upon the achievement of the three milestones was valued using the Monte Carlo method. The analysis considered, among other items, the equity value, the contractual terms of the Spyce merger agreement, potential liquidity event scenarios (prior to the IPO), the Company’s credit-adjusted discount rate, equity volatility, risk-free rate, and the probability that milestone targets required for issuance of shares under the contingent consideration will be achieved.

During the first quarter of fiscal year 2026 the third and final milestone was accelerated upon completion of the sale of Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder Group, Inc. (“Wonder”), resulting in a $7.0 million payment to the former equity holders of Spyce. Of this amount, $1.6 million was issued in the form of Class A common stock, based on the VWAP Price on the milestone achievement date of $6.61, and $5.4 million was paid in cash.

The initial fair value of the contingent consideration at the acquisition date was $16.4 million. Since the acquisition date, the cumulative payments related to the contingent consideration were $30.4 million as of March 29, 2026, of which $8.4 million was issued in the form of Class A common stock and $22.0 million was issued in cash. Payments up to the initial fair value of the contingent consideration were included within financing activities within the condensed consolidated statements of cash flows if made in cash, or within non-cash financing activities if made in shares. Cumulative payments related to the contingent consideration liability above the initial fair value are included within operating activities within the condensed consolidated statement of cash flows. The liability was fully extinguished as of March 29, 2026 as a result of the third and final milestone payment.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 28, 2025	$7,000
Milestone payment	(7,000)
Balance—March 29, 2026	$—

During the thirteen weeks ended March 29, 2026 and March 30, 2025, the Company did not record any impairment charges.

4.EQUITY INVESTMENT

As of March 29, 2026, the Company held 10,803,620 shares of Series C Preferred Stock of Wonder, received as partial consideration in connection with the Spyce sale (see Note 8). The Company holds a minority interest and does not have significant influence over Wonder. Wonder is a privately held company, and as such, the preferred shares comprising the Company’s investment are illiquid and fair value is not readily determinable. The Company accounts for this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For the thirteen weeks ended March 29, 2026, no adjustments have been recognized related to the investment. The investment is included within equity investments on the condensed consolidated balance sheets with a carrying value of $86.4 million as of March 29, 2026.

5.PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of March 29, 2026	As of December 28, 2025
Leasehold improvements	$354,083	$347,023
Kitchen equipment	139,372	136,136
Furniture and fixtures	51,532	50,072
Computers and other equipment	50,869	49,541
Assets not yet placed in service	28,359	36,691
Total property and equipment	624,215	619,463
Less: accumulated depreciation	(305,891)	(292,560)
Property and equipment, net	$318,324	$326,903
Depreciation expense for the thirteen weeks ended March 29, 2026 and March 30, 2025 was $16.9 million and $14.4 million, respectively.
As of March 29, 2026, the Company had six facilities under construction expected to open during fiscal year 2026. As of December 28, 2025, the Company had 11 facilities under construction, six of which opened in fiscal year 2026 to date. Depreciation commences after a store opens and the related assets are placed in service.

6.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirteen weeks ended March 29, 2026, there were no changes in the carrying amount of goodwill of $27.8 million. In connection with the sale of Spyce completed during early fiscal year 2026, the Company allocated $8.2 million of goodwill to the disposal group, which was reflected in the goodwill balance as of December 28, 2025 as the disposal met the criteria for classification as held for sale. See Note 8 for further details.

The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of March 29, 2026	As of December 28, 2025
Internal use software	$54,088	$52,524
Accumulated amortization	(43,848)	(42,100)
Intangible assets, net	$10,240	$10,424

Amortization expense for intangible assets was $1.7 million and $2.7 million for the thirteen weeks ended March 29, 2026 and March 30, 2025, respectively.

Estimated future amortization of internal use software is as follows:

(dollar amounts in thousands)
2026	$4,584
2027	4,008
2028	1,568
2029	80
Total	$10,240
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of March 29, 2026	As of December 28, 2025
Accrued general and sales tax	$9,818	$6,588
Fixed asset accrual	4,661	7,381
Accrued settlements and legal fees	2,479	3,723
Accrued delivery fee	1,208	969
Rent deferrals and accrued rent	903	1,036
Other accrued expenses	14,108	14,042
Total accrued expenses	$33,177	$33,739

8.ASSETS HELD FOR SALE AND BUSINESS DISPOSITION

On November 5, 2025, the Company entered into a definitive agreement to sell Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder.

As of December 28, 2025, the Company classified the Spyce business as held for sale, but determined the disposal did not meet the criteria for classification as discontinued operations. Accordingly, no impairment charges were recognized. On December 29, 2025, the Company completed the sale for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with a fair value of $86.4 million. In connection therewith, the Company recorded a pre-tax gain, net of expenses, of $160.6 million for the thirteen weeks ended March 29, 2026. The activity was recognized within gain on disposal of business in the condensed consolidated statements of operations.

At transaction close, the Company entered into an agreement with Wonder to continue to use and deploy Infinite Kitchen technology across the Company’s restaurants as part of an established licensing agreement. Wonder also agreed to provide certain other services to the Company for a transitional period under a supply and service agreement. Expenses associated with these agreements are presented in the respective line items of operating expenses in the condensed consolidated statements of operations.

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of December 28, 2025:

(dollar amounts in thousands)	As of December 28, 2025
Assets
Prepaid Expenses	$72
Other current assets	307
Operating lease assets	562
Property and equipment, net	5,324
Goodwill	8,177
Intangible assets, net	10,935
Security deposits	50
Total assets held for sale	25,427

Liabilities
Current portion of operating lease liabilities	$445
Operating lease liabilities, net of current portion	640
Total liabilities held for sale	1,085

9.LEASES

The components of lease cost for the thirteen weeks ended March 29, 2026 and March 30, 2025 were as follows:

		Thirteen weeks ended
(dollar amounts in thousands)	Classification	March 29, 2026	March 30, 2025
Operating lease cost	Occupancy and related expense, General and administrative expense and Pre-opening costs	$15,222	$13,724
Variable lease cost	Occupancy and related expense and General and administrative expense	3,400	3,138
Short term lease cost	Occupancy and related expense and General and administrative expense	154	79
Total lease cost		$18,776	$16,941

Supplemental cash flow information related to leases for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	March 29, 2026	March 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$15,920	$19,994
Right of use assets obtained in exchange for lease obligations:
Operating leases	$11,256	$13,448

10.COMMON STOCK

As of March 29, 2026 and December 28, 2025, the Company had reserved shares of common stock for issuance in connection with the following:

	As of March 29, 2026	As of December 28, 2025
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,612,476	14,070,559
Shares reserved for achievement of Spyce milestones	—	250,000
Shares reserved for employee stock purchase plan(1)	5,295,815	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	5,867,424	5,283,226
Shares available for future issuance under the 2021 Equity Incentive Plan	5,394,746	6,652,380
Total reserved shares of common stock	31,170,461	30,367,496
(1) On January 1, 2026, shares available for issuance automatically increased by 1,184,484 shares in accordance with the terms of the 2021 Employee Stock Purchase Plan (“ESPP”). No offering period has commenced under the ESPP as of March 29, 2026.
11.STOCK-BASED COMPENSATION

The Company grants stock options (including incentive stock options and non-qualified stock options), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other types of awards under the 2021 Equity Incentive Plan (the "2021 Plan"). No further awards are granted under the Company's 2009 Stock Plan and 2019 Equity Incentive Plan; however, awards outstanding under such plans continue to be governed by their existing terms. Options granted during, or prior to, the thirteen weeks ended March 29, 2026 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the thirteen weeks ended March 29, 2026 and March 30, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 28, 2025	14,070,559	$10.35	5.30	$12,769
Options granted	1,061,862	5.31
Options exercised	(1,000)	7.26
Options forfeited	(299,997)	24.16
Options expired	(218,948)	12.81
Balance—March 29, 2026	14,612,476	$9.66	5.25	$3,664

Exercisable—March 29, 2026	11,019,364	$8.82	3.96	$3,664

Vested and expected to vest—March 29, 2026	14,612,476	$9.66	5.25	$3,664

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	1,218,048	23.80
Options exercised	(210,708)	8.03
Options forfeited	(58,903)	21.31
Options expired	(18,696)	14.10
Balance—March 30, 2025	14,099,610	$11.06	6.16	$207,895

Exercisable—March 30, 2025	10,171,502	$7.95	5.05	$179,084

Vested and expected to vest—March 30, 2025	14,099,610	$11.06	6.16	$207,895
The weighted-average fair value of options granted during the thirteen weeks ended March 29, 2026 and March 30, 2025 was $3.70 and $11.99, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.

During fiscal year 2025, the Company approved a modification to certain stock option awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) accelerated vesting of unvested awards, (ii) continued vesting of certain awards during the consulting period, and (iii) an extension of the post-termination exercise period, pertaining to a total of 924,097 options. The incremental expense related to each modified option has been estimated as of the modification date using the Black-Scholes option-pricing model and will be recognized as additional stock-based compensation expense over the remaining requisite service period. For the thirteen weeks ended March 29, 2026, the Company recognized the remaining $1.4 million of incremental expense related to this modification, which was recorded within total stock-based compensation expense for the period.

As of March 29, 2026, there was $19.4 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period of 2.41 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the thirteen weeks ended March 29, 2026 and March 30, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 28, 2025	783,226	$12.71
Granted	740,958	5.32
Released	(124,842)	15.87
Forfeited	(31,918)	24.17
Balance—March 29, 2026	1,367,424	$8.15

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 29, 2024	910,024	$17.72
Granted	181,377	23.59
Released	(341,116)	20.56
Forfeited	(13,084)	20.24
Balance—March 30, 2025	737,201	$17.81

During fiscal year 2025, the Company approved a modification to certain restricted stock units awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) continued vesting of certain awards during the consulting period and (ii) immediate vesting of any remaining unvested restricted stock units at the completion of the consulting period. The fair value of each modified RSU has been estimated using the current stock price as of the modification date. The incremental expense was recognized as additional stock-based compensation expense over the remaining requisite service period. For the thirteen weeks ended March 29, 2026, the Company recognized the remaining $0.2 million of incremental expense related to this RSU modification, which was recorded within total stock-based compensation expense for the period.

The fair value of shares released as of the vesting date during the thirteen weeks ended March 29, 2026 was $0.7 million. As of March 29, 2026, unrecognized compensation expense related to RSUs was $9.4 million and is expected to be recognized over a weighted average period of 2.82 years.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of March 29, 2026 all compensation expense related to the founder PSUs was fully recognized.

As of December 28, 2025, there were 4,500,000 performance stock units outstanding with a weighted-average grant date fair value of $15.62. There was no PSU activity during both of the thirteen weeks ended March 29, 2026 and March 30, 2025.

A summary of stock-based compensation expense recognized during the thirteen weeks ended March 29, 2026 and March 30, 2025 is as follows:

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025
Stock-options	$3,641	$2,618
Restricted stock units	1,504	4,208
Performance stock units	659	3,395
Total stock-based compensation	$5,804	$10,221
12.INCOME TAXES
For the thirteen weeks ended March 29, 2026, the Company calculated the tax provision using a discrete effective tax rate method. The Company’s effective tax rate for the thirteen weeks ended March 29, 2026 was 1.4%, which was lower than the U.S. statutory rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s net deferred tax assets, offset by state income tax.
As of March 29, 2026, the Company had a net deferred tax liability balance of $0.6 million, compared to $0.3 million as of December 28, 2025.

13.EARNINGS (LOSS) PER SHARE

During the thirteen weeks ended March 29, 2026 and March 30, 2025, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net earnings (loss) per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of earnings (loss) per common share:

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025
Net income (loss)	$125,809	$(25,039)

Weighted-average common shares outstanding—basic	118,664,898	117,307,189
Dilutive stock awards	1,562,315	—
Weighted-average common shares outstanding—diluted	120,227,213	117,307,189

Earnings (loss) per share—basic	$1.06	$(0.21)
Earnings (loss) per share—diluted	$1.05	$(0.21)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted earnings (loss) per share because including them would have had an anti-dilutive effect:

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
Options to purchase common stock	10,652,168	14,099,610
Time-based vesting restricted stock units	589,982	737,201
Performance stock units	4,500,000	4,500,000
Contingently issuable stock	—	500,000
Total common stock equivalents	15,742,150	19,836,811
14.RELATED-PARTY TRANSACTIONS

The Company’s founders each hold an indirect minority passive interest in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended March 29, 2026 and March 30, 2025, total payments to Welcome to the Dairy, LLC, totaled $1.2 million and $1.5 million, respectively.

15.COMMITMENTS AND CONTINGENCIES
Lease Commitments

The Company is obligated under various operating leases related to its office facilities, restaurant locations, and certain equipment under non-cancelable operating leases that expire on various dates. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, common area maintenance charges, and other occupancy costs. Refer to Note 9, Leases, for additional information.

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

16.REPORTABLE SEGMENT

The Company operates as one operating segment and one reportable segment, generating revenue from retail sales of food and beverages by company-owned restaurants within the United States. The Company’s chief operating decision maker (“CODM”) is the chief executive officer. Segment information is prepared and managed on the same basis as described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2025. The Company’s assets are managed centrally and are reported internally in the same manner as the condensed consolidated financial statements, and thus, no additional information is disclosed herein.

Other than certain disaggregated expense information provided in relation to General and Administrative expense (“G&A”), significant expenses regularly provided to the CODM are presented on the face of the statement of operations. The CODM is also regularly provided disaggregated expense information for G&A, which is disaggregated between operating support center cost, stock-based compensation, all of which was included within G&A (see Note 11), and other expenses, as shown below:

	Thirteen weeks ended
	March 29, 2026	March 30, 2025
General and administrative
Operating support center cost(1)	$23,176	$27,706
Stock-based compensation	5,804	10,221
Other expenses(2)	287	410
Total General and administrative	$29,267	$38,337

(1)Operating support center costs consist primarily of operations, technology, finance, legal, human resources, administrative personnel, and other personnel costs that support restaurant development and operations, as well as brand-related marketing.
(2)Other expense typically includes expenses recorded for accruals related to legal settlements, amortization costs associated with the implementation of the Company’s Enterprise Resource Planning system, and other costs associated with other one-time initiatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of March 29, 2026, we owned and operated 285 restaurants in 24 states and Washington, D.C.

Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. One of our strategies is to grow our footprint in both existing and new U.S. markets and, over time, internationally. During the thirteen weeks ended March 29, 2026 and March 30, 2025, we had 4 and 5 Net New Restaurant Openings, respectively.

As of March 29, 2026, we utilized the Infinite Kitchen, a kitchen automation technology in 33 of our 285 restaurants. We incorporate the Infinite Kitchen technology into new and existing restaurants based, in large part, upon our evaluation of the potential economic and certain other benefits for those restaurants.

As a premium offering in the fast-casual industry, we are exposed both to consumers trading the convenience of food away from home for the cost benefit of cooking, and to consumers selecting less expensive fast-casual alternatives during weaker economic periods. In fiscal year 2026, we expect approximately 13 Net New Restaurant Openings, with about half featuring Infinite Kitchen units.

We have historically been able to partially offset rising costs - including as a result of inflation, tariffs, wage increases and increases in cost of goods sold - through gradual menu price increases, customer service and delivery fees, and operational efficiencies. There can be no assurance that we will be able to continue this practice in the current or future macroeconomic or regulatory environment. We also continue to see variability in our customer traffic patterns, including as a result of many workplaces adopting remote or hybrid models, which has shifted sales away from our In-Store Channel. Our Native Delivery, Outpost and Catering, and Marketplace Channels carry higher costs due to third-party fees, elevated refund rates, and promotional activity, and a continued shift in sales mix toward these channels could pressure margins. However, we expect margins on these channels to improve over time as we achieve greater scale.

For the first quarter of fiscal year 2026, tariffs had minimal net impact on our average new unit development cost due to mitigation efforts including advance purchasing, strategic sourcing, and favorable trade policy changes. Management remains committed to mitigating the impact of tariff costs across our supply chain, restaurant build-outs and equipment through ongoing sourcing and cost-optimization strategies that we and our suppliers have implemented and continue to implement. Any future changes to the U.S. government’s trade policies, including developments related to the Supreme Court's February 2026 ruling on tariffs imposed under the International Emergency Economic Powers Act, may impact these estimates.

We continue to monitor ongoing military conflicts, including the Iran conflict, and their potential impact on our supply chain, construction costs, and the broader macroeconomic environment. We are working with our suppliers to reduce the impacts on buildout costs through strategic contracting and design standardization.

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

4.Outpost and Catering Channel. Sales to customers for delivery made through the Sweetgreen website or mobile app to our Outposts, which are our designated offsite drop-off points at offices, residential buildings, and hospitals. In addition, our Outpost and Catering Channel includes our catering offerings, which refer to sales to customers made through our catering website for pick-up at one of our restaurants or delivery to a customer-specified address.

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

	Thirteen weeks ended
(dollar amounts in thousands )	March 29, 2026	March 30, 2025
Net New Restaurant Openings	4	5
Average Unit Volume (as adjusted)(1)	$2,572	$2,907
Same-Store Sales Change (%) (as adjusted)(2)	(12.8)%	(3.1)%
Total Digital Revenue Percentage(3)	67.2%	59.9%
Owned Digital Revenue Percentage(3)	38.9%	31.9%
(1) Seven restaurants were excluded from the Comparable Restaurant Base for the thirteen weeks ended March 29, 2026. One restaurant was excluded from the Comparable Restaurant Base for the thirteen weeks ended March 30, 2025. Such adjustments did not result in a material change to AUV.
(2) Our results for the thirteen weeks ended March 29, 2026 have been adjusted to reflect the closures of 14 restaurants, including nine temporary closures and five permanent closures, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen weeks ended March 30, 2025 have been adjusted to reflect the temporary closures of seven restaurants, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period.
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

Comparable Restaurant Base

Comparable Restaurant Base for any measurement period is defined as all restaurants that have operated for at least twelve full months as of the end of such measurement period, other than any restaurants that had a material, temporary closure or permanently closed during the relevant measurement period. A restaurant is considered to have had a material, temporary closure if it had no operations for a consecutive period of at least 30 days.

Same-Store Sales Change

Same-Store Sales Change reflects the percentage change in year-over-year revenue for the relevant fiscal period for all restaurants that have operated for at least 13 full fiscal months as of the end of such fiscal period, excluding any restaurant that has had a temporary or permanent closure during any prior or current fiscal month in the relevant measurement period. We define a temporary closure as a closure of at least five days during which the restaurant would have otherwise been open; for any such temporary closure occurring during a prior or current fiscal month, such fiscal month, as well as the corresponding fiscal month for the prior or current fiscal year, as applicable, will be excluded when calculating Same-Store Sales Change for that restaurant. This measure highlights the performance of existing restaurants, while excluding the impact of new restaurant openings and closures.
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

Results of Operations
Comparison of the thirteen weeks ended March 29, 2026 and March 30, 2025

The following table summarizes our results of operations for the thirteen weeks ended March 29, 2026 and March 30, 2025:

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Dollar Change	Percentage Change
Revenue	$161,521	$166,304	$(4,783)	(2.9%)
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	46,853	43,992	2,861	6.5%
Labor and related expenses	50,761	48,071	2,690	5.6%
Occupancy and related expenses	17,767	15,674	2,093	13.4%
Other restaurant operating costs	29,939	28,880	1,059	3.7%
Total cost of restaurant operations	145,320	136,617	8,703	6.4%
Operating expenses:
General and administrative	29,267	38,337	(9,070)	(23.7%)
Depreciation and amortization	18,629	17,106	1,523	8.9%
Pre-opening costs	1,111	1,696	(585)	(34.5%)
Impairment and closure costs	636	94	542	576.6%
Loss on disposal of property and equipment	399	86	313	364.0%
Restructuring charges	505	905	(400)	(44.2%)
Total operating expenses	50,547	58,224	(7,677)	(13.2%)
Loss from operations	(34,346)	(28,537)	(5,809)	20.4%
Interest income	(1,406)	(1,903)	497	(26.1%)
Interest expense	28	—	28	100.0%
Gain on disposal of business	(160,562)	—	(160,562)	100.0%
Other expense (income)	7	(1,685)	1,692	(100.4%)
Net income (loss) before income taxes	127,587	(24,949)	152,536	(611.4%)
Income tax expense	1,778	90	1,688	1875.6%
Net income (loss)	$125,809	$(25,039)	$150,848	(602.5%)

During the first quarter of fiscal year 2026, the Company reported net income, primarily reflecting the impact of the $160.6 million gain on disposal of business from the Spyce sale. The Company reported a loss from operations for the period.

Revenue

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Revenue	161,521	166,304	(2.9%)
Average Unit Volume	$2,572	$2,907	(11.5%)
Same-Store Sales Change	(12.8)%	(3.1%)	(9.7%)

Revenue decreased for the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025, primarily due to a decrease in Comparable Restaurant Base revenue of $20.7 million, resulting in a negative

Same-Store Sales Change of 12.8%, primarily driven by an 11.2% decrease in traffic and a 2.3% decrease in product mix, partially offset by a 0.7% benefit from menu price increases that were implemented subsequent to the thirteen weeks ended March 30, 2025. Traffic softness reflected the adverse impacts of weather in the current year period and the prior year benefit from the launch of Ripple Fries in the first quarter of 2025. The decrease in mix was primarily driven by increased promotional activity in the current year period and the transition from our former Sweetpass+ program to SG Rewards. This decrease in revenue was partially offset by an increase of $19.2 million of incremental revenue associated with 39 Net New Restaurant Openings during or subsequent to the thirteen weeks ended March 30, 2025.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Food, beverage, and packaging	46,853	43,992	6.5%
As a percentage of total revenue	29.0%	26.5%	2.6%

As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended March 29, 2026 increased compared to the thirteen weeks ended March 30, 2025, primarily driven by higher overall ingredient usage, investments in chicken and tofu portions, and increased promotional activity through our loyalty program. These increases were partially offset by lower ingredient costs resulting from supply chain savings initiatives.

Tariff costs have been absorbed into our supplier pricing, and while the impact is no longer separately identifiable, we expect it to continue at a similar magnitude to the prior year. Actual impact may vary based on tariff policy changes. In the second quarter of fiscal year 2026, we expect food, beverage, and packaging costs to reflect elevated produce prices resulting from adverse weather conditions and expect to incur incremental fuel surcharges from our distribution network.

Labor and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Labor and related expenses	50,761	48,071	5.6%
As a percentage of total revenue	31.4%	28.9%	2.5%
As a percentage of revenue, labor and related expenses for the thirteen weeks ended March 29, 2026 increased compared to the thirteen weeks ended March 30, 2025, primarily due to deleverage from lower sales volume as well as wage inflation.
Occupancy and Related Expenses

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Occupancy and related expenses	17,767	15,674	13.4%
As a percentage of total revenue	11.0%	9.4%	1.6%

As a percentage of revenue, occupancy and related expenses for the thirteen weeks ended March 29, 2026 increased compared to the thirteen weeks ended March 30, 2025, primarily due to deleverage from lower sales volume.

Other Restaurant Operating Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Other restaurant operating costs	29,939	28,880	3.7%
As a percentage of total revenue	18.5%	17.4%	1.2%
As a percentage of revenue, other restaurant operating costs for the thirteen weeks ended March 29, 2026 increased compared to the thirteen weeks ended March 30, 2025, primarily due to lower sales volume.
Operating Expenses
General and Administrative

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
General and administrative	29,267	38,337	(23.7%)
As a percentage of total revenue	18.1%	23.1%	(4.9%)
General and administrative expenses on a dollar basis decreased for the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025, primarily due to a $4.4 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $1.9 million decrease in management salary and benefits expense.

As a percentage of revenue, general and administrative expenses for the thirteen weeks ended March 29, 2026 decreased compared to the thirteen weeks ended March 30, 2025, primarily due to the net effect of the fluctuations noted above.

Depreciation and Amortization

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Depreciation and amortization	18,629	17,106	8.9%
As a percentage of total revenue	11.5%	10.3%	1.2%
As a percentage of revenue, depreciation and amortization for the thirteen weeks ended March 29, 2026 increased compared to the thirteen weeks ended March 30, 2025, primarily related to the increase in the total depreciable base, driven by our acceleration of new restaurant growth in the back half of fiscal year 2025 as well as the change in sales volume.
Pre-Opening Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Pre-opening costs	1,111	1,696	(34.5%)
As a percentage of total revenue	0.7%	1.0%	(0.3%)

As a percentage of revenue, pre-opening costs for the thirteen weeks ended March 29, 2026 decreased compared to the thirteen weeks ended March 30, 2025 due to the timing and volume of new restaurant growth as well as the change in sales volume.
Impairment and Closure Costs

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Impairment and closure costs	636	94	576.6%
As a percentage of total revenue	0.4%	0.1%	0.3%

Impairment and closure costs on a dollar basis increased for the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025, due to an increase in closure costs, including lease-related expenses, amortization of operating lease assets, and other costs associated with restaurants closed during and prior to the first fiscal quarter of 2026.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Loss on disposal of property and equipment	399	86	364.0%
As a percentage of total revenue	0.2%	0.1%	0.1%
Loss on disposal of property and equipment on a dollar basis increased for the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025, primarily due to the disposal of equipment at closed or relocated stores.

Restructuring Charges

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Restructuring charges	505	905	(44.2%)
As a percentage of total revenue	0.3%	0.5%	(0.2%)

Restructuring charges for both the thirteen weeks ended March 29, 2026 and March 30, 2025 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and common area maintenance charges. Additionally, during the thirteen weeks ended March 30, 2025 we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space.

Interest Income and Interest Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Interest income	(1,406)	(1,903)	(26.1%)
Interest expense	28	—	100.0%
Total interest income, net	$(1,378)	$(1,903)	(27.6%)
As a percentage of total revenue	(0.9)%	(1.1)%	0.3%

Interest income, net, decreased for the thirteen weeks ended March 29, 2026 compared to the thirteen weeks ended March 30, 2025, primarily due to a lower cash balance and lower interest rate in our money market accounts.

Gain on Disposal of Business

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Gain on disposal of business	(160,562)	—	100.0%
As a percentage of total revenue	(99.4)%	—%	(99.4)%

During the thirteen weeks ended March 29, 2026 we completed the sale of Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with an implied value of $86.4 million. In connection therewith, we recorded a pre-tax gain of $160.6 million.

Other Expense (Income)

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Other expense (income)	7	(1,685)	(100.4%)
As a percentage of total revenue	—%	(1.0)%	1.0%
Other expense for the thirteen weeks ended March 29, 2026 increased compared to the thirteen weeks ended March 30, 2025, primarily due to a change in the fair value of our contingent consideration liability in the prior year period, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021. The contingent consideration liability was fully extinguished upon payment of the final milestone during the thirteen weeks ended March 29, 2026.
Income Tax Expense

	Thirteen weeks ended
(dollar amounts in thousands)	March 29, 2026	March 30, 2025	Percentage Change
Income tax expense	1,778	90	1875.6%
Effective income tax rate	1.4%	—%	1.4%
The effective income tax rates for the thirteen weeks ended March 29, 2026 and March 30, 2025 were 1.4% and —%, respectively, primarily due to the full valuation allowance on our net deferred tax assets. Income tax expense for the period increased due to the gain recognized from the Spyce sale completed in early 2026.

Seasonality

Our revenue fluctuates as a result of seasonal factors and weather conditions. Historically, our revenue has been lower in the first and fourth fiscal quarters of the year due, in part, to the holiday season and inclement weather (generally the winter months, though inclement weather conditions may occur in certain markets at any time of the year). In addition, a core part of our menu, salads, has proven to be more popular among consumers in the warmer months. In recent years, the prevalence of hybrid and remote work arrangements have made seasonality in our business less predictable, and we have experienced negative revenue impacts around national holidays. Additionally, we have seen extreme weather conditions and natural disasters cause disruptions to our operations from time to time.

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

Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from common stock and preferred stock issuances and debt incurrences, and through cash flow from operations. During the thirteen weeks ended March 29, 2026, we completed the sale of Spyce to Wonder for total consideration of $186.4 million, consisting of $100 million in cash and shares of Series C Preferred Stock of Wonder with an implied value of $86.4 million. As of March 29, 2026 and December 28, 2025, we had $156.8 million and $89.2 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Our primary liquidity and capital requirements are funding the current operations in our restaurants and Sweetgreen Support Center, new restaurant development, including the deployment of Infinite Kitchen technology, initiatives to improve the customer experience in our restaurants, and general corporate needs. Additionally, during the thirteen weeks ended March 29, 2026, we made a cash payment of approximately $5.4 million related to the third Spyce milestone payment. See Note 3, Fair Value, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

Material Cash Requirements

Our material cash requirements primarily consist of operating lease obligations and purchase obligations and capital expenditures. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 9, Leases, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for additional information relating to our operating leases.

Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms. The majority of our purchase obligations relate to amounts owed for supplies within our restaurants and are due within the next twelve months.

During the thirteen weeks ended March 29, 2026, we incurred approximately $12.4 million in capital expenditures. We expect capital expenditures to decrease in 2026, primarily related to the volume of expected new store openings and Infinite Kitchens.

Our prior revolving credit facility expired pursuant to its terms at the end of 2024. We did not renew such prior credit facility and currently have no outstanding debt. If we decide to incur debt in the future, we will need cash to service any interest and principal payments for such debt.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Thirteen weeks ended
(amounts in thousands)	March 29, 2026	March 30, 2025
Net cash used in operating activities	$(17,163)	$(13,128)
Net cash provided by (used in) investing activities	85,214	(19,132)
Net cash (used in) provided by financing activities	(411)	1,427
Net change in cash and cash equivalents and restricted cash	$67,640	$(30,833)
Operating Activities

For the thirteen weeks ended March 29, 2026, cash used in operating activities increased by $4.0 million compared to the thirteen weeks ended March 30, 2025. This change was primarily due to a $9.8 million decrease in income after excluding non-cash items, including the net effect of the gain recognized on the sale of Spyce, as well as a $5.4 million Spyce milestone payment, partially offset by the $11.1 million impact of other favorable working capital fluctuations, driven by the timing of rent expense, payroll, and prepaid expenses.

Investing Activities

For the thirteen weeks ended March 29, 2026, cash provided by investing activities was $85.2 million, an increase of $104.3 million compared to the thirteen weeks ended March 30, 2025. The change was primarily driven by the $100.0 million of cash consideration received from the Spyce sale.
Financing Activities
For the thirteen weeks ended March 29, 2026, cash used in financing activities increased by $1.8 million compared to the thirteen weeks ended March 30, 2025, primarily due to a decrease in proceeds from stock option exercises.

Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of revenue and expenses during the reporting period. Our most significant estimates and judgments involve difficult, subjective, or complex judgments made by management. Actual results may differ from these estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Recent Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have operations solely within the United States, and we are exposed to market risks in the ordinary course of our business. The primary risks we face are commodity price risks, interest rate risk, effects of inflation, and macroeconomic risks. There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

For a description of risks and uncertainties that could impact our business, including risks and uncertainties related to macroeconomic conditions and changes in consumer discretionary spending and related to U.S. international trade policies, including the imposition of tariffs, and increases in the cost of ingredients and equipment, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“Annual Report”). There have been no material changes from the risk factors described in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2026, we issued an aggregate of 242,722 shares of our Class A common stock to former equity holders of Spyce in satisfaction of the third milestone payment due in connection with our acquisition of Spyce.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. We believe the issuance of the above securities was exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended March 29, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.

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

SWEETGREEN, INC.

Date: May 7, 2026	By:	/s/ Jamie McConnell
Jamie McConnell
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)