Form 10-Q
period 2026-06-28
Sweetgreen, Inc.
filed 2026-08-07
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______
Commission file number 001-41069
SWEETGREEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-1159215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3102 36th Street, Los Angeles, CA	90018
(Address of Principal Executive Offices)	(Zip Code)
(323) 990-7040
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	SG	New York Stock Exchange
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

The registrant had 107,147,757 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of August 3, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our expectations regarding our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics; our liquidity and the sufficiency of our capital resources; our plans to open new restaurants and purchase and incorporate additional Infinite Kitchen units into our fleet, in particular following our sale of Spyce Food Co. (“Spyce”) and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology (together with Spyce, the “Spyce Business”) to certain subsidiaries of Wonder Group, Inc. (“Wonder”), which is our Infinite Kitchen supplier; our expectations regarding the value of our equity investment in Wonder; our expectations regarding financial and macroeconomic trends and the impacts of ongoing military conflicts; the impacts of tariffs and our ability to mitigate such impacts; our ability to offset cost increases; our expectations regarding the growth of our digital revenue channels, including the impact of our SG Rewards loyalty program; the impacts of seasonality or extreme weather events; the impact of food safety incidents or disease outbreaks on consumer demand, customer traffic, and sales; our plans regarding innovation, including the use of Infinite Kitchen units, and the resulting potential benefit to our business; our ability to achieve or maintain profitability; and management’s plans, priorities, initiatives and strategies. In some cases, you can identify forward-looking statements because they contain words or phrases such as “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively, uncertainties regarding changes in economic conditions and geopolitical events, and the customer behavior trends they drive, our ability to open new restaurants, our ability to effectively identify and secure appropriate sites for new restaurants, our ability to expand into new markets and the risks such expansion presents, our ability to deploy and secure support for, in a timely and cost effective manner, Infinite Kitchen units following the transaction should Wonder not fulfill its support obligations, the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations, the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants, our ability to preserve the value of our brand, food safety and foodborne illness concerns, including ongoing food safety concerns and their impact on consumer demand and customer traffic, the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce, the impact of pandemics or disease outbreaks, our ability to achieve profitability in the future, our ability to identify, complete, and integrate acquisitions, the effect on our business of governmental regulations, including but not limited to any future regulations that impose taxes, tariffs, or duties on food products, supplies or other items that we purchase, changes in employment laws, the effect on our business of expenses and potential management distraction associated with litigation, claims, governmental investigations and administrative proceedings, potential privacy and cybersecurity incidents, the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards, and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, and elsewhere in this Quarterly Report.

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

i

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
ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 28, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$142,631	$89,177
Accounts receivable	5,710	5,166
Inventory	2,873	2,384
Prepaid expenses	11,357	6,381
Current portion of lease acquisition costs	90	93
Assets held for sale	—	25,427
Other current assets	1,278	1,029
Total current assets	163,939	129,657
Operating lease assets	286,094	284,263
Property and equipment, net	311,218	326,903
Goodwill	27,793	27,793
Intangible assets, net	9,922	10,424
Security deposits	1,282	1,316
Lease acquisition costs, net	197	241
Restricted cash	6,158	4,166
Equity investments	86,429	—
Other assets	2,627	3,341
Total assets	$895,659	$788,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$42,324	$41,590
Accounts payable	14,103	19,885
Accrued expenses	38,920	33,739
Accrued payroll	11,374	8,143
Gift cards and loyalty liability	7,585	7,177
Liabilities held for sale	—	1,085
Other current liabilities	29	7,033
Total current liabilities	114,335	118,652
Operating lease liabilities, net of current portion	313,071	312,904
Other non-current liabilities	—	149
Deferred income tax liabilities	632	274
Total liabilities	428,038	431,979
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 107,140,211 and 106,554,859 Class A shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively; 300,000,000 Class B shares authorized, 11,893,558 and 11,893,558 Class B shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively	119	118
Additional paid-in capital	1,377,386	1,365,430
Accumulated deficit	(909,884)	(1,009,423)
Total stockholders’ equity	467,621	356,125
Total liabilities and stockholders’ equity	$895,659	$788,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue	$192,662	$185,583	$354,183	$351,887
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	57,407	51,444	104,260	95,436
Labor and related expenses	56,313	51,044	107,074	99,115
Occupancy and related expenses	18,117	16,438	35,884	32,112
Other restaurant operating costs	35,648	31,532	65,587	60,412
Total restaurant operating costs	167,485	150,458	312,805	287,075
Operating expenses:
General and administrative	29,713	34,505	58,980	72,842
Depreciation and amortization	18,757	17,996	37,386	35,102
Pre-opening costs	1,107	2,534	2,218	4,230
Impairment and closure costs	2,155	5,336	2,791	5,430
Loss on disposal of property and equipment	339	31	738	117
Restructuring charges	516	1,146	1,021	2,051
Total operating expenses	52,587	61,548	103,134	119,772
Loss from operations	(27,410)	(26,423)	(61,756)	(54,960)
Interest income	(1,216)	(1,725)	(2,622)	(3,628)
Interest expense	62	5	90	5
Gain on disposal of business	—	—	(160,562)	—
Other expense (income)	2	(1,635)	9	(3,320)
Net income (loss) before income taxes	(26,258)	(23,068)	101,329	(48,017)
Income tax expense	12	90	1,790	180
Net income (loss)	$(26,270)	$(23,158)	$99,539	$(48,197)
Earnings (loss) per share:
Basic	$(0.22)	$(0.20)	$0.84	$(0.41)
Diluted	$(0.22)	$(0.20)	$0.82	$(0.41)
Weighted average shares outstanding:
Basic	118,898,524	117,827,054	118,803,299	117,566,164
Diluted	118,898,524	117,827,054	120,774,680	117,566,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended June 28, 2026 and June 29, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at March 30, 2025	117,658,484	$118	$1,333,033	$(900,397)	$432,754
Net income (loss)	—	—	—	(23,158)	(23,158)
Exercise of stock options	112,661	—	996	—	996
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Issuance of common stock related to restricted shares	183,732	—	—	—	—
Shares repurchased for employee tax withholding	(94)	—	(3)	—	(3)
Stock-based compensation expense	—	—	8,000	—	8,000
Balances at June 29, 2025	118,197,505	$118	$1,346,735	$(923,555)	$423,298

Balances at March 29, 2026	118,816,743	$119	$1,372,426	$(883,614)	$488,931
Net income (loss)	—	—	—	(26,270)	(26,270)
Exercise of stock options	10,599	—	51	—	51
Issuance of common stock related to restricted shares	206,485	—	—	—	—
Shares repurchased for employee tax withholding	(58)	—	(269)	—	(269)
Stock-based compensation expense	—	—	5,178	—	5,178
Balances at June 28, 2026	119,033,769	$119	$1,377,386	$(909,884)	$467,621

	For the twenty-six weeks ended June 28, 2026 and June 29, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
Net income (loss)	—	—	—	(48,197)	(48,197)
Exercise of stock options	323,369	1	2,678	—	2,679
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Issuance of common stock related to restricted shares	524,848	—	—	—	—
Shares repurchased for employee tax withholding	(9,745)	—	(259)	—	(259)
Stock-based compensation expense	—	—	18,221	—	18,221
Balances at June 29, 2025	118,197,505	$118	$1,346,735	$(923,555)	$423,298

Balances at December 28, 2025	118,448,417	$118	$1,365,430	$(1,009,423)	$356,125
Net income (loss)	—	—	—	99,539	99,539
Exercise of stock options	11,599	1	58	—	59
Issuance of common stock related to Spyce milestone achievement	242,722	—	1,604	—	1,604
Issuance of common stock related to restricted shares	331,327	—	—	—	—
Shares repurchased for employee tax withholding	(296)	—	(688)	—	(688)
Stock-based compensation expense	—	—	10,982	—	10,982
Balances at June 28, 2026	119,033,769	$119	$1,377,386	$(909,884)	$467,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-six weeks ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net income (loss)	$99,539	$(48,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,386	35,102
Amortization of lease acquisition	47	46
Amortization of cloud computing arrangements	565	495
Non-cash operating lease cost	18,711	17,064
Loss on disposal of property and equipment	738	117
Stock-based compensation	10,982	18,221
Non-cash impairment and closure costs	1,693	5,325
Non-cash restructuring charges	455	443
Deferred income tax expense	360	180
Change in fair value of contingent consideration liability	—	(3,338)
Gain on disposal of business	(161,161)	—
Changes in operating assets and liabilities:
Accounts receivable	(544)	(1,635)
Inventory	(489)	(425)
Prepaid expenses and other current assets	(5,023)	(249)
Operating lease liabilities	(19,914)	(22,378)
Accounts payable	(4,308)	(188)
Accrued payroll and benefits	3,231	(5,074)
Accrued expenses and other current liabilities	5,261	2,265
Gift card and loyalty liability	408	1,859
Contingent consideration liability	(5,396)	(2,290)
Other non-current liabilities	(146)	(8)
Net cash used in operating activities	(17,605)	(2,665)
Cash flows from investing activities:
Purchase of property and equipment	(22,522)	(40,333)
Purchase of intangible assets	(3,832)	(4,300)
Security and landlord deposits	34	100
Proceeds from disposal of business	100,000	—
Net cash provided by (used in) investing activities	73,680	(44,533)
Cash flows from financing activities:
Proceeds from stock option exercise	59	2,679
Payment associated to shares repurchased for tax withholding	(688)	(259)
Net cash (used in) provided by financing activities	(629)	2,420
Net change in cash and cash equivalents and restricted cash	55,446	(44,778)
Cash and cash equivalents and restricted cash—beginning of year	93,343	217,429
Cash and cash equivalents and restricted cash—end of period	$148,789	$172,651
Supplemental disclosure of cash flow information
Cash paid for interest	$90	$5
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$8,649	$11,049
Series C Preferred Stock of Wonder Group, Inc. as partial consideration for the Spyce sale	$86,429	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. As of June 28, 2026, the Company owned and operated 287 restaurants in 24 states and Washington, D.C. During the thirteen and twenty-six weeks ended June 28, 2026, the Company had 2 and 6 Net New Restaurant Openings, respectively. The Company’s operations are conducted as one operating segment and one reportable segment. Additional details on the nature of the Company’s business and its reportable operating segment are included in Note 16, “Reportable Segment”.

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

Restricted Cash—As of June 28, 2026 and December 28, 2025 the Company’s restricted cash balance was related to cash collateral for letters of credit associated with the Company’s workers’ compensation insurance policy and letters of credit to lease agreements.

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of June 28, 2026	As of December 28, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$142,631	$89,177
Restricted cash, noncurrent	6,158	4,166
Total cash, cash equivalents and restricted cash shown on statements of cash flows	$148,789	$93,343
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
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 disaggregated by significant revenue channel:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Owned Digital Channels	$74,821	$62,053	$137,648	$115,037
In-Store Channel (Non-Digital component)	64,946	72,823	117,907	139,529
Marketplace Channel	52,895	50,707	98,628	97,321
Total Revenue	$192,662	$185,583	$354,183	$351,887
Gift Cards

The gift card liability included in gift cards and loyalty liability within the accompanying condensed consolidated balance sheets was as follows:

(dollar amounts in thousands)	As of June 28, 2026	As of December 28, 2025
Gift Card Liability	$3,569	$3,649
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$142	$139	$516	$550

SG Rewards

Changes in the Company’s SG Rewards liability included in gift cards and loyalty liability on the condensed consolidated balance sheets were as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
SG Rewards liability, beginning balance	$3,623	$—	$3,528	$—
Revenue deferred	5,791	4,469	10,126	4,469
Revenue recognized	(5,398)	(3,244)	(9,638)	(3,244)
SG Rewards liability, ending balance	$4,016	$1,225	$4,016	$1,225
3.FAIR VALUE

The following tables present information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of June 28, 2026				Fair Value Measurements as of December 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$—	$—	$—	$—	$7,000	$—	$—	$7,000

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

The initial fair value of the contingent consideration at the acquisition date was $16.4 million. As of June 28, 2026 the cumulative payments related to the contingent consideration since the acquisition date were $30.4 million, of which $8.4 million was issued in the form of Class A common stock and $22.0 million was issued in cash. Payments up to the initial fair value of the contingent consideration were included within financing activities within the condensed consolidated statements of cash flows if made in cash, or within non-

cash financing activities if made in shares. Cumulative payments related to the contingent consideration liability above the initial fair value are included within operating activities within the condensed consolidated statement of cash flows. The liability was fully extinguished as of June 28, 2026 as a result of the third and final milestone payment.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 28, 2025	$7,000
Milestone payment	(7,000)
Balance—June 28, 2026	$—

Fair Value Measurements on a Nonrecurring Basis

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs within the condensed consolidated statement of operations. For both the thirteen and twenty-six weeks ended June 28, 2026, the Company recorded non-cash impairment charges of $2.3 million, of which $1.9 million was related to property and equipment, and $0.4 million was related to operating lease assets. For both the thirteen and twenty-six weeks ended June 29, 2025, the Company recorded non-cash impairment charges of $5.3 million, of which $3.7 million was related to property and equipment, and $1.6 million was related to operating lease assets. Carrying value after impairment approximates fair value.

		Carrying Value at June 28, 2026			Thirteen weeks ended June 28, 2026	Twenty-six weeks ended June 28, 2026
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Property and equipment, net	$390	$—	$—	$390	$1,874	$1,874
Operating lease assets	609	—	—	609	401	401

		Carrying Value at June 29, 2025			Thirteen weeks ended June 29, 2025	Twenty-six weeks ended June 29, 2025
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Property and equipment, net	$—	$—	$—	$—	$3,684	$3,684
Operating lease assets	2,697	—	—	2,697	1,594	1,594

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if the Company is closing the restaurant.
4.EQUITY INVESTMENT

As of June 28, 2026, the Company held 10,803,620 shares of Series C Preferred Stock of Wonder, received as partial consideration in connection with the Spyce sale (see Note 8). The Company holds a minority interest and does not have significant influence over Wonder. Wonder is a privately held company, and as such, the preferred shares comprising the Company’s investment are illiquid and fair value is not readily determinable. The Company accounts for this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. During the second quarter of fiscal year 2026, Wonder completed an equity financing through the sale and issuance of a new series of its preferred stock (the “Wonder Financing”). The Company evaluated the transaction and determined that the securities issued in connection with the Wonder Financing are not similar to the Company's holdings due to significant differences in liquidation preference and conversion rights, and any adjustment based on the Wonder Financing would require a complex valuation dependent on unobservable inputs. Accordingly, the Wonder Financing did not represent an observable price change for an identical or similar investment, and no adjustment to the carrying amount was recorded. For both the thirteen and twenty-six weeks ended June 28, 2026, no adjustments have been recognized related to the investment. The investment is included within equity investments on the condensed consolidated balance sheets with a carrying value of $86.4 million as of June 28, 2026.

5.PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of June 28, 2026	As of December 28, 2025
Leasehold improvements	$359,820	$347,023
Kitchen equipment	142,569	136,136
Furniture and fixtures	52,281	50,072
Computers and other equipment	51,532	49,541
Assets not yet placed in service	24,982	36,691
Total property and equipment	631,184	619,463
Less: accumulated depreciation	(319,966)	(292,560)
Property and equipment, net	$311,218	$326,903
Depreciation expense for the thirteen weeks ended June 28, 2026 and June 29, 2025 was $17.0 million and $15.3 million, respectively. Depreciation expense for the twenty-six weeks ended June 28, 2026 and June 29, 2025 was $33.9 million and $29.7 million, respectively.
As of June 28, 2026, the Company had five facilities under construction expected to open during fiscal year 2026. As of December 28, 2025, the Company had 11 facilities under construction, all of which have since opened in fiscal year 2026. Depreciation commences after a store opens and the related assets are placed in service.

6.GOODWILL AND INTANGIBLE ASSETS, NET
During the twenty-six weeks ended June 28, 2026, there were no changes in the carrying amount of goodwill of $27.8 million. In connection with the sale of Spyce completed during early fiscal year 2026, the Company allocated $8.2 million of goodwill to the disposal group, which was reflected in the goodwill balance as of December 28, 2025 as the disposal met the criteria for classification as held for sale. See Note 8 for further details.

The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of June 28, 2026	As of December 28, 2025
Internal use software	$55,504	$52,524
Accumulated amortization	(45,582)	(42,100)
Intangible assets, net	$9,922	$10,424

Amortization expense for intangible assets for the thirteen weeks ended June 28, 2026 and June 29, 2025 was $1.7 million and $2.7 million, respectively. Amortization expense for intangible assets for the twenty-six weeks ended June 28, 2026 and June 29, 2025 was $3.5 million and $5.4 million, respectively.

Estimated future amortization of internal use software is as follows:

(dollar amounts in thousands)
2026	$3,132
2027	4,499
2028	2,040
2029	251
Total	$9,922
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of June 28, 2026	As of December 28, 2025
Accrued general and sales tax	$9,222	$6,588
Fixed asset accrual	6,314	7,381
Accrued settlements and legal fees	2,097	3,723
Accrued delivery fee	1,139	969
Rent deferrals and accrued rent	1,027	1,036
Other accrued expenses	19,121	14,042
Total accrued expenses	$38,920	$33,739

8.ASSETS HELD FOR SALE AND BUSINESS DISPOSITION

On November 5, 2025, the Company entered into a definitive agreement to sell Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder.

As of December 28, 2025, the Company classified the Spyce business as held for sale, but determined the disposal did not meet the criteria for classification as discontinued operations. Accordingly, no impairment charges were recognized. On December 29, 2025, the Company completed the sale for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with a fair value of $86.4 million. In connection therewith, the Company recorded a pre-tax gain, net of expenses, of $160.6 million for the twenty-six weeks ended June 28, 2026. The activity was recognized within gain on disposal of business in the condensed consolidated statements of operations.

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

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of December 28, 2025:

(dollar amounts in thousands)	As of December 28, 2025
Assets
Prepaid Expenses	$72
Other current assets	307
Operating lease assets	562
Property and equipment, net	5,324
Goodwill	8,177
Intangible assets, net	10,935
Security deposits	50
Total assets held for sale	$25,427

Liabilities
Current portion of operating lease liabilities	$445
Operating lease liabilities, net of current portion	640
Total liabilities held for sale	$1,085

9.LEASES

The components of lease cost for the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 were as follows:

		Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	Classification	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease cost	Occupancy and related expense, General and administrative expense and Pre-opening costs	$15,359	$14,306	$30,581	$28,030
Variable lease cost	Occupancy and related expense and General and administrative expense	3,637	3,615	7,037	6,753
Short term lease cost	Occupancy and related expense and General and administrative expense	(116)	135	38	214
Total lease cost		$18,880	$18,056	$37,656	$34,997

Supplemental cash flow information related to leases for the twenty-six weeks ended June 28, 2026 and June 29, 2025:

	June 28, 2026	June 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$32,321	$33,319
Right of use assets obtained in exchange for lease obligations:
Operating leases	$21,778	$30,396
Derecognition of operating lease assets due to termination or impairment	$401	$1,594

10.COMMON STOCK

As of June 28, 2026 and December 28, 2025, the Company had reserved shares of common stock for issuance in connection with the following:

	As of June 28, 2026	As of December 28, 2025
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,638,022	14,070,559
Shares reserved for achievement of Spyce milestones	—	250,000
Shares reserved for employee stock purchase plan(1)	5,295,815	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	6,685,753	5,283,226
Shares available for future issuance under the 2021 Equity Incentive Plan	4,333,845	6,652,380
Total reserved shares of common stock	30,953,435	30,367,496
(1) On January 1, 2026, shares available for issuance automatically increased by 1,184,484 shares in accordance with the terms of the 2021 Employee Stock Purchase Plan (“ESPP”). No offering period has commenced under the ESPP as of June 28, 2026.
11.STOCK-BASED COMPENSATION

The Company grants stock options (including incentive stock options and non-qualified stock options), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other types of awards under the 2021 Equity Incentive Plan (the "2021 Plan"). No further awards are granted under the Company's 2009 Stock Plan and 2019 Equity Incentive Plan; however, awards outstanding under such plans continue to be governed by their existing terms. Options granted during, or prior to, the thirteen and twenty-six weeks ended June 28, 2026 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following table summarizes the Company’s stock option activity for the twenty-six weeks ended June 28, 2026 and June 29, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 28, 2025	14,070,559	$10.35	5.30	$12,769
Options granted	1,417,862	5.76
Options exercised	(11,599)	5.01
Options forfeited	(490,510)	20.82
Options expired	(348,290)	13.22
Balance—June 28, 2026	14,638,022	$9.49	4.98	$29,803

Exercisable—June 28, 2026	11,215,186	$8.94	3.76	$24,180

Vested and expected to vest—June 28, 2026	14,638,022	$9.49	4.98	$29,803

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	1,524,847	22.09
Options exercised	(323,369)	8.43
Options forfeited	(552,630)	17.48
Options expired	(26,467)	17.47
Balance—June 29, 2025	13,792,250	$10.95	5.82	$64,407

Exercisable—June 29, 2025	10,425,334	$8.23	4.81	$60,880

Vested and expected to vest—June 29, 2025	13,792,250	$10.95	5.82	$64,407
The weighted-average fair value of options granted during the twenty-six weeks ended June 28, 2026 and June 29, 2025 was $4.04 and $11.16, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.

During fiscal year 2025, the Company approved a modification to certain stock option awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) accelerated vesting of unvested awards, (ii) continued vesting of certain awards during the consulting period, and (iii) an extension of the post-termination exercise period, pertaining to a total of 924,097 options. The incremental expense related to each modified option was estimated as of the modification date using the Black-Scholes option-pricing model and was recognized as additional stock-based compensation expense over the remaining requisite service period. For the twenty-six weeks ended June 28, 2026, the Company recognized the remaining $1.4 million of incremental expense related to this modification, which was recorded within total stock-based compensation expense for the period.

As of June 28, 2026, there was $17.5 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period of 2.42 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following table summarizes the Company’s RSU activity for the twenty-six weeks ended June 28, 2026 and June 29, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 28, 2025	783,226	$12.71
Granted	1,425,463	6.54
Released	(331,327)	12.34
Forfeited	(91,609)	14.19
Balance—June 28, 2026	1,785,753	$7.78

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 29, 2024	910,024	$17.72
Granted	308,281	19.31
Released	(524,848)	19.20
Forfeited	(120,070)	15.73
Balance—June 29, 2025	573,387	$17.65

During fiscal year 2025, the Company approved a modification to certain restricted stock units awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) continued vesting of certain awards during the consulting period and (ii) immediate vesting of any remaining unvested restricted stock units at the completion of the consulting period. The fair value of each modified RSU was estimated using the current stock price as of the modification date. The incremental expense was recognized as additional stock-based compensation expense over the remaining requisite service period. During the twenty-six weeks ended June 28, 2026, the Company recognized the remaining $0.2 million of incremental expense related to this RSU modification, which was recorded within total stock-based compensation expense for the period.

The fair value of shares released as of the vesting date during the twenty-six weeks ended June 28, 2026 was $2.5 million. As of June 28, 2026, unrecognized compensation expense related to RSUs was $11.6 million and is expected to be recognized over a weighted average period of 2.90 years.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of June 28, 2026 all compensation expense related to the founder PSUs was fully recognized.

During the second quarter of fiscal year 2026, the Company granted 400,000 PSUs to its Chief Executive Officer under the 2021 Plan. These PSUs are subject to market and service conditions and vest based on the Company's total shareholder return relative to the Russell 2000 Index over the performance period from December 29, 2025 through December 31, 2028. The grant-date fair value of $6.05 was estimated using a Monte Carlo simulation. Total stock-based compensation expense of $2.4 million related to this award will be recognized on a straight-line basis over the requisite service period. As of June 28, 2026, unrecognized compensation expense related to this award was $2.2 million and is expected to be recognized over the remaining period of 2.51 years.

The following table summarizes the Company’s PSU activity for the twenty-six weeks ended June 28, 2026:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 28, 2025	4,500,000	$15.62
Granted	400,000	6.05
Released	—	—
Forfeited	—	—
Balance—June 28, 2026	4,900,000	$14.84

There was no PSU activity during the twenty-six weeks ended June 29, 2025.

A summary of stock-based compensation expense recognized during the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 is as follows:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Stock-options	$2,124	$3,193	$5,765	$5,811
Restricted stock units	2,854	2,344	4,358	6,552
Performance stock units	200	2,463	859	5,858
Total stock-based compensation	$5,178	$8,000	$10,982	$18,221
12.INCOME TAXES
For the thirteen and twenty-six weeks ended June 28, 2026, the Company calculated the tax provision using a discrete effective tax rate method. The Company’s effective tax rate for the thirteen and twenty-six weeks ended June 28, 2026 was 0% and 1.8%, respectively, which was lower than the U.S. statutory rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s net deferred tax assets, offset by state income tax.
As of June 28, 2026, the Company had a net deferred tax liability balance of $0.6 million, compared to $0.3 million as of December 28, 2025.
13.EARNINGS (LOSS) PER SHARE

During the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net earnings (loss) per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of earnings (loss) per common share:

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$(26,270)	$(23,158)	$99,539	$(48,197)

Weighted-average common shares outstanding—basic	118,898,524	117,827,054	118,803,299	117,566,164
Dilutive stock awards	—	—	1,971,381	—
Weighted-average common shares outstanding—diluted	118,898,524	117,827,054	120,774,680	117,566,164

Earnings (loss) per share—basic	$(0.22)	$(0.20)	$0.84	$(0.41)
Earnings (loss) per share—diluted	$(0.22)	$(0.20)	$0.82	$(0.41)

The Company excluded the following potential common shares from the computation of diluted earnings (loss) per share because including them would have had an anti-dilutive effect:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Options to purchase common stock	14,638,022	13,792,250	10,677,571	13,792,250
Time-based vesting restricted stock units	1,785,753	573,387	712,778	573,387
Performance stock units	4,900,000	4,500,000	4,500,000	4,500,000
Contingently issuable stock	—	250,000	—	250,000
Total common stock equivalents	21,323,775	19,115,637	15,890,349	19,115,637

14.RELATED-PARTY TRANSACTIONS

The Company’s founders each hold an indirect minority passive interest in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended June 28, 2026 and June 29, 2025, total payments to Welcome to the Dairy, LLC, totaled $1.3 million and $1.2 million, respectively. For the twenty-six weeks ended June 28, 2026 and June 29, 2025, total payments to Welcome to the Dairy, LLC, totaled $2.5 million and $2.7 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
General and administrative
Operating support center cost(1)	$24,245	$26,177	$47,421	$53,883
Stock-based compensation	5,178	8,000	10,982	18,221
Other expenses(2)	290	328	577	738
Total General and administrative	$29,713	$34,505	$58,980	$72,842

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

Overview
We are a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. Our bold vision is to be as ubiquitous as traditional fast food, but with the transparency and quality that consumers increasingly expect. As of June 28, 2026, we owned and operated 287 restaurants in 24 states and Washington, D.C.

Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. One of our strategies is to grow our footprint in both existing and new U.S. markets and, over time, internationally. During the thirteen weeks ended June 28, 2026 and June 29, 2025, we had 2 and 9 Net New Restaurant Openings, respectively. During the twenty-six weeks ended June 28, 2026 and June 29, 2025, we had 6 and 14 Net New Restaurant Openings, respectively, bringing our total count as of June 28, 2026 to 287 restaurants in 24 states and Washington, D.C.

As of June 28, 2026, we utilized the Infinite Kitchen, a kitchen automation technology, in 35 of our 287 restaurants. We incorporate the Infinite Kitchen technology into new and existing restaurants based, in large part, upon our evaluation of the potential economic and certain other benefits for those restaurants.

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

For the first half of fiscal year 2026, tariffs had minimal net impact on our average new unit development cost due to mitigation efforts including advance purchasing, strategic sourcing, and favorable trade policy changes. Management remains committed to mitigating the impact of tariff costs across our supply chain, restaurant build-outs and equipment through ongoing sourcing and cost-optimization strategies that we and our suppliers have implemented and continue to implement. Any future changes to the U.S. government’s trade policies may impact our estimates regarding tariff costs and the success of our mitigation strategies.

In July 2026, U.S. authorities identified a multistate outbreak of cyclosporiasis, a gastrointestinal illness. No ingredients in our supply chain have been identified as part of the cyclosporiasis outbreak investigation, but the ongoing incident has contributed to reduced consumer demand for fresh prepared foods, including salads, which has negatively impacted our customer traffic and sales to date in the third quarter of fiscal year 2026.

Separately, in August 2026, we were notified of a supplier-initiated recall involving jalapeños. We proactively removed and discarded all jalapeños from that supplier and related products from affected areas. We are currently unable to predict the effect this situation may have on consumer demand. We continue to maintain rigorous food safety protocols across our supply chain and restaurant operations, including supplier qualification requirements, cold chain management, team member training, and third-party food safety audits, and will continue to monitor the situation.

We also continue to monitor ongoing military conflicts, including the Iran conflict, and their impact on our supply chain, construction costs, and the broader macroeconomic environment. We are working with our suppliers to reduce the impacts on buildout costs through strategic contracting and design standardization.

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

	Thirteen weeks ended		Twenty-six weeks ended
(dollar amounts in thousands )	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net New Restaurant Openings	2	9	6	14
Average Unit Volume (as adjusted)(1)	$2,516	$2,831	$2,516	$2,831
Same-Store Sales Change (%) (as adjusted)(2)	(6.2)%	(7.6)%	(9.3)%	(5.5)%
Total Digital Revenue Percentage(3)	66.3%	60.8%	66.7%	60.3%
Owned Digital Revenue Percentage(3)	38.8%	33.4%	38.9%	32.7%

(1) Eight restaurants were excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 28, 2026. One restaurant was excluded from the Comparable Restaurant Base for the thirteen and twenty-six weeks ended June 29, 2025. Such adjustments did not result in a material change to AUV.
(2) Our results for the thirteen weeks ended June 28, 2026 have been adjusted to reflect the closures of seven restaurants, including one temporary closure and six permanent closures, which were excluded from the calculation of Same-Store Sales Change. Our results for the twenty-six weeks ended June 28, 2026 have been adjusted to reflect the closures of 14 restaurants, including eight temporary closures and six permanent closures, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen and twenty-six weeks ended June 29, 2025 have been adjusted to reflect the temporary closures of one and eight restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period.
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

Results of Operations
Comparison of the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025

The following table summarizes our results of operations for the thirteen weeks ended June 28, 2026 and June 29, 2025:

	Thirteen weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Dollar Change	Percentage Change
Revenue	$192,662	$185,583	$7,079	3.8%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	57,407	51,444	5,963	11.6%
Labor and related expenses	56,313	51,044	5,269	10.3%
Occupancy and related expenses	18,117	16,438	1,679	10.2%
Other restaurant operating costs	35,648	31,532	4,116	13.1%
Total restaurant operating costs	167,485	150,458	17,027	11.3%
Operating expenses:
General and administrative	29,713	34,505	(4,792)	(13.9%)
Depreciation and amortization	18,757	17,996	761	4.2%
Pre-opening costs	1,107	2,534	(1,427)	(56.3%)
Impairment and closure costs	2,155	5,336	(3,181)	(59.6%)
Loss on disposal of property and equipment	339	31	308	993.5%
Restructuring charges	516	1,146	(630)	(55.0%)
Total operating expenses	52,587	61,548	(8,961)	(14.6%)
Loss from operations	(27,410)	(26,423)	(987)	3.7%
Interest income	(1,216)	(1,725)	509	(29.5%)
Interest expense	62	5	57	1140.0%
Other expense (income)	2	(1,635)	1,637	(100.1%)
Net loss before income taxes	(26,258)	(23,068)	(3,190)	13.8%
Income tax expense	12	90	(78)	(86.7%)
Net loss	$(26,270)	$(23,158)	$(3,112)	13.4%

The following table summarizes our results of operations for the twenty-six weeks ended June 28, 2026 and June 29, 2025:

	Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Dollar Change	Percentage Change
Revenue	$354,183	$351,887	$2,296	0.7%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	104,260	95,436	8,824	9.2%
Labor and related expenses	107,074	99,115	7,959	8.0%
Occupancy and related expenses	35,884	32,112	3,772	11.7%
Other restaurant operating costs	65,587	60,412	5,175	8.6%
Total restaurant operating costs	312,805	287,075	25,730	9.0%
Operating expenses:
General and administrative	58,980	72,842	(13,862)	(19.0%)
Depreciation and amortization	37,386	35,102	2,284	6.5%
Pre-opening costs	2,218	4,230	(2,012)	(47.6%)
Impairment and closure costs	2,791	5,430	(2,639)	(48.6%)
Loss on disposal of property and equipment	738	117	621	530.8%
Restructuring charges	1,021	2,051	(1,030)	(50.2%)
Total operating expenses	103,134	119,772	(16,638)	(13.9%)
Loss from operations	(61,756)	(54,960)	(6,796)	12.4%
Interest income	(2,622)	(3,628)	1,006	(27.7%)
Interest expense	90	5	85	1700.0%
Gain on disposal of business	(160,562)	—	(160,562)	100.0%
Other expense (income)	9	(3,320)	3,329	(100.3%)
Net income (loss) before income taxes	101,329	(48,017)	149,346	(311.0%)
Income tax expense	1,790	180	1,610	894.4%
Net income (loss)	$99,539	$(48,197)	$147,736	(306.5%)

During the twenty-six weeks ended June 28, 2026, the Company reported net income, primarily reflecting the impact of the $160.6 million gain on disposal of business from the Spyce sale. The Company reported a loss from operations for the period.

Revenue

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Revenue	$192,662	$185,583	3.8%	$354,183	$351,887	0.7%
Average Unit Volume	$2,516	$2,831	(11.1%)	$2,516	$2,831	(11.1%)
Same-Store Sales Change	(6.2)%	(7.6%)	1.4%	(9.3%)	(5.5)%	(3.8%)

Revenue increased for the thirteen weeks ended June 28, 2026 compared to the thirteen weeks ended June 29, 2025, primarily due to an increase of $18.4 million of incremental revenue associated with 36 Net New Restaurant Openings during or subsequent to the thirteen weeks ended June 29, 2025. This increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $11.2 million, resulting in a negative Same-Store Sales Change of 6.2%, reflecting a 2.0% decrease in traffic and a 4.2% decrease in product mix. The decrease in mix was primarily driven by increased promotional activity, a shift in menu mix towards wraps, and the removal of ripple fries.

Revenue increased for the twenty-six weeks ended June 28, 2026 compared to the twenty-six weeks ended June 29, 2025, primarily due to an increase of $34.8 million of incremental revenue associated with 41 Net New Restaurant Openings during or subsequent to the twenty-six weeks ended June 29, 2025. This increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $31.9 million, resulting in a negative Same-Store Sales Change of 9.3%, reflecting a 3.4% decrease in product mix and a 6.3% decrease in traffic, partially offset by a 0.4% benefit from menu price increases that were implemented during the fiscal year ended December 28, 2025. The decrease in mix was primarily driven by increased promotional activity, a shift in menu mix towards wraps, and the removal of ripple fries.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Food, beverage, and packaging	$57,407	$51,444	11.6%	$104,260	$95,436	9.2%
As a percentage of total revenue	29.8%	27.7%	2.1%	29.4%	27.1%	2.3%

As a percentage of revenue, food, beverage, and packaging costs for the thirteen and twenty-six weeks ended June 28, 2026 increased compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily driven by higher overall ingredient usage, investments in chicken and tofu portions, and increased promotional activity. These increases were partially offset by lower ingredient costs resulting from supply chain savings initiatives.

Tariff costs have been absorbed into our supplier pricing, and while the impact is no longer separately identifiable, we expect it to continue at a similar magnitude to the prior year. Actual impact may vary based on tariff policy changes.
Labor and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Labor and related expenses	$56,313	$51,044	10.3%	$107,074	$99,115	8.0%
As a percentage of total revenue	29.2%	27.5%	1.7%	30.2%	28.2%	2.1%
As a percentage of revenue, labor and related expenses for the thirteen and twenty-six weeks ended June 28, 2026 increased compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to deleverage from lower sales volume and wage inflation.
Occupancy and Related Expenses

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Occupancy and related expenses	$18,117	$16,438	10.2%	$35,884	$32,112	11.7%
As a percentage of total revenue	9.4%	8.9%	0.5%	10.1%	9.1%	1.0%

As a percentage of revenue, occupancy and related expenses for the thirteen and twenty-six weeks ended June 28, 2026 increased compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to deleverage from lower sales volume.

Other Restaurant Operating Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Other restaurant operating costs	$35,648	$31,532	13.1%	$65,587	$60,412	8.6%
As a percentage of total revenue	18.5%	17.0%	1.5%	18.5%	17.2%	1.3%
As a percentage of revenue, other restaurant operating costs for the thirteen and twenty-six weeks ended June 28, 2026 increased compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to deleverage from lower sales volume and, to a lesser extent, higher utilities.
Operating Expenses
General and Administrative

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
General and administrative	$29,713	$34,505	(13.9%)	$58,980	$72,842	(19.0%)
As a percentage of total revenue	15.4%	18.6%	(3.2%)	16.7%	20.7%	(4.0%)
General and administrative expenses on a dollar basis decreased for the thirteen weeks ended June 28, 2026 compared to the thirteen weeks ended June 29, 2025, primarily due to a $2.8 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $1.2 million decrease in management salary and benefits expense.
General and administrative expenses on a dollar basis decreased for the twenty-six weeks ended June 28, 2026 compared to the twenty-six weeks ended June 29, 2025, primarily due to a $7.2 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $3.1 million decrease in management salary and benefits expense.

As a percentage of revenue, general and administrative expenses for the thirteen and twenty-six weeks ended June 28, 2026 decreased compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to the net effect of the fluctuations noted above.

Depreciation and Amortization

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Depreciation and amortization	$18,757	$17,996	4.2%	$37,386	$35,102	6.5%
As a percentage of total revenue	9.7%	9.7%	—%	10.6%	10.0%	0.6%
As a percentage of revenue, depreciation and amortization for the thirteen weeks ended June 28, 2026 remained flat compared to the thirteen weeks ended June 29, 2025.

As a percentage of revenue, depreciation and amortization for the twenty-six weeks ended June 28, 2026 increased compared to the twenty-six weeks ended June 29, 2025, primarily related to the increase in the total depreciable base, driven by our acceleration of new restaurant growth in the back half of fiscal year 2025 as well as the change in sales volume.

Pre-Opening Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Pre-opening costs	$1,107	$2,534	(56.3%)	$2,218	$4,230	(47.6%)
As a percentage of total revenue	0.6%	1.4%	(0.8%)	0.6%	1.2%	(0.6%)
As a percentage of revenue, pre-opening costs for the thirteen and twenty-six weeks ended June 28, 2026 decreased compared to the thirteen and twenty-six weeks ended June 29, 2025 due to the timing and volume of new restaurant growth.
Impairment and Closure Costs

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Impairment and closure costs	$2,155	$5,336	(59.6%)	$2,791	$5,430	(48.6%)
As a percentage of total revenue	1.1%	2.9%	(1.8)%	0.8%	1.5%	(0.7)%

Impairment and closure costs on a dollar basis decreased for both the thirteen and twenty-six weeks ended June 28, 2026 compared to the thirteen and twenty-six weeks ended June 29, 2025 primarily due to non-cash impairment charges related to property and equipment and the related operating lease assets of two of our restaurants in the current year period compared to five of our restaurants in the prior year.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Loss on disposal of property and equipment	$339	$31	993.5%	$738	$117	530.8%
As a percentage of total revenue	0.2%	—%	0.2%	0.2%	—%	0.2%
Loss on disposal of property and equipment on a dollar basis increased for both the thirteen and twenty-six weeks ended June 28, 2026 compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to the disposal of equipment at closed or relocated stores.

Restructuring Charges

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Restructuring charges	$516	$1,146	(55.0%)	$1,021	$2,051	(50.2%)
As a percentage of total revenue	0.3%	0.6%	(0.3%)	0.3%	0.6%	(0.3%)

Restructuring charges for both the thirteen and twenty-six weeks ended June 28, 2026 and June 29, 2025 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and common area maintenance charges. Additionally, during the thirteen and twenty-six weeks ended June 29, 2025 we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space.

Interest Income and Interest Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Interest income	$(1,216)	$(1,725)	(29.5%)	$(2,622)	$(3,628)	(27.7%)
Interest expense	62	5	1140.0%	90	5	1700.0%
Total interest income, net	$(1,154)	$(1,720)	(32.9%)	$(2,532)	$(3,623)	(30.1%)
As a percentage of total revenue	(0.6)%	(0.9)%	0.3%	(0.7)%	(1.0)%	0.3%

Interest income, net, decreased for the thirteen and twenty-six weeks ended June 28, 2026 compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to a lower interest rate and lower cash balance in our money market accounts.

Gain on Disposal of Business

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Gain on disposal of business	$—	$—	—%	$(160,562)	$—	100.0%
As a percentage of total revenue	—%	—%	—%	(45.3)%	—%	(45.3%)

During the twenty-six weeks ended June 28, 2026 we completed the sale of Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with an implied value of $86.4 million. In connection therewith, we recorded a pre-tax gain of $160.6 million.

Other Expense (Income)

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Other expense (income)	$2	$(1,635)	(100.1%)	$9	$(3,320)	(100.3%)
As a percentage of total revenue	—%	(0.9)%	0.9%	—%	(0.9)%	0.9%
Other expense for the thirteen and twenty-six weeks ended June 28, 2026 increased compared to the thirteen and twenty-six weeks ended June 29, 2025, primarily due to a change in the fair value of our contingent consideration liability in the prior year period, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021. The contingent consideration liability was fully extinguished upon payment of the final milestone during the twenty-six weeks ended June 28, 2026.
Income Tax Expense

	Thirteen weeks ended			Twenty-six weeks ended
(dollar amounts in thousands)	June 28, 2026	June 29, 2025	Percentage Change	June 28, 2026	June 29, 2025	Percentage Change
Income tax expense	$12	$90	(86.7%)	$1,790	$180	894.4%
Effective income tax rate	—%	0.4%	(0.4)%	1.8%	0.4%	1.4%
The effective income tax rates for the thirteen weeks ended June 28, 2026 and June 29, 2025 were 0% and 0.4%, respectively, primarily due to the full valuation allowance on our net deferred tax assets.
The effective income tax rate increased 1.4% for the twenty-six weeks ended June 28, 2026 compared to the twenty-six weeks ended June 29, 2025 due to the gain recognized from the Spyce sale completed in early 2026.

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

Our results are also influenced by a variety of other factors, including the amount and timing of non-cash stock-based compensation expense, litigation, settlement and other legal costs, impairment charges and other non-operating items, and the timing of marketing or promotional activities, as well as factors outside of our control, such as outbreaks of foodborne illnesses that impact consumer behavior. Quarterly performance may also be affected by the number and timing of Net New Restaurant Openings and any restaurant closures during the period.

New restaurants typically operate at higher costs in the periods immediately following opening due to pre-opening expenses, training costs, and initial operating inefficiencies. As a result, our operating results for any particular quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year.

Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from common stock and preferred stock issuances and debt incurrences, and through cash flow from operations. During the twenty-six weeks ended June 28, 2026, we completed the sale of Spyce to Wonder for total consideration of $186.4 million, consisting of $100 million in cash and shares of Series C Preferred Stock of Wonder with an implied value of $86.4 million. As of June 28, 2026 and December 28, 2025, we had $142.6 million and $89.2 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Our primary liquidity and capital requirements are funding the current operations in our restaurants and Sweetgreen Support Center, new restaurant development, including the deployment of Infinite Kitchen technology, initiatives to improve the customer experience in our restaurants, and general corporate needs. Additionally, during the twenty-six weeks ended June 28, 2026, we made a cash payment of approximately $5.4 million related to the third Spyce milestone payment. See Note 3, Fair Value, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

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

During the twenty-six weeks ended June 28, 2026, we incurred approximately $22.5 million in capital expenditures. We expect capital expenditures to decrease in 2026, primarily related to the volume of expected new store openings and Infinite Kitchens.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Twenty-six weeks ended
(amounts in thousands)	June 28, 2026	June 29, 2025
Net cash used in operating activities	$(17,605)	$(2,665)
Net cash provided by (used in) investing activities	73,680	(44,533)
Net cash (used in) provided by financing activities	(629)	2,420
Net change in cash and cash equivalents and restricted cash	$55,446	$(44,778)
Operating Activities

For the twenty-six weeks ended June 28, 2026, cash used in operating activities increased by $14.9 million compared to the twenty-six weeks ended June 29, 2025. This change was primarily due to a $16.1 million decrease in income after excluding non-cash items, including the net effect of the gain recognized on the sale of Spyce, as well as a $5.4 million Spyce milestone payment, partially offset by the $4.3 million impact of other favorable working capital fluctuations, driven by the timing of rent expense, payroll, and prepaid expenses.

Investing Activities

For the twenty-six weeks ended June 28, 2026, cash provided by investing activities was $73.7 million, an increase of $118.2 million compared to the twenty-six weeks ended June 29, 2025. The change was primarily driven by the $100.0 million of cash consideration received from the Spyce sale, as well as a $17.8 million decrease in purchases of property and equipment, primarily due to fewer new restaurant openings in the current year.
Financing Activities
For the twenty-six weeks ended June 28, 2026, cash used in financing activities increased by $3.0 million compared to the twenty-six weeks ended June 29, 2025, primarily due to a decrease in proceeds from stock option exercises.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended June 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

For a description of risks and uncertainties that could impact our business, including risks and uncertainties related to macroeconomic conditions and changes in consumer discretionary spending and related to U.S. international trade policies, including the imposition of tariffs, and increases in the cost of ingredients and equipment, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“Annual Report”). Other than as set forth below, there have been no material changes from the risk factors described in our Annual Report.

Food safety and foodborne illness concerns could have an adverse effect on our business.

Although we maintain rigorous food safety procedures, which includes employee training, we cannot guarantee that our procedures and training will prevent all food safety issues, including illnesses attributable to, among other things, Salmonella, Cyclospora, E. coli, or hepatitis A, and our employees may fail to identify or report unsafe or unsanitary conditions in accordance with our procedures. The ingredients we handle (such as leafy greens and raw chicken) are among the highest risk foods when it comes to food safety and foodborne illness. We freshly prepare many items in-restaurant, which may put us at even greater risk for foodborne illness and food contamination outbreaks than some competitors that use more processed foods or commissaries. Such risks also increase when our food is handled outside our control, including orders through Pick-Up, Native Delivery, Outpost and Catering, and Marketplace Channels, particularly if food is not delivered or consumed within the recommended time periods. Our protocols and procedures, and any public statements we make, to respond to any such incident may not be sufficient to protect customers from physical harm and to protect our business and reputation. We may need to temporarily close restaurants, remove items from the menu, or take other corrective actions as a result of any such incident, which could harm our business and reputation.

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

Highly publicized incidents, whether or not accurately attributed to us, and incidents that occur at our suppliers or at other restaurant brands can be rapidly amplified by social and digital media and may negatively affect guest perceptions of our brand and the industry more broadly, and could adversely affect our restaurant revenue on a nationwide basis. For example, in July 2026, U.S. authorities identified a multistate outbreak of cyclosporiasis. No ingredients in the Company’s supply chain have been identified as part of the cyclosporiasis outbreak investigation, but reduced consumer demand associated with the ongoing incident has and may continue to negatively impact our customer traffic and sales. Additionally, in August 2026, we were notified of a supplier initiated recall of jalapeños associated with a multistate outbreak of Salmonella, which were received by certain of our restaurants. We removed all jalapeños from that supplier and related products from affected areas. We are currently unable to predict the effect this situation may have on consumer demand. Any food safety incident or product recall, whether actual or perceived, could result in negative publicity, reduced traffic, supply disruption, increased costs, litigation, and, among other things, an adverse effect on our business, financial condition, and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name	Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Shares of Class A Common Stock to be Sold***	Total Shares of Class A Common Stock to be Purchased	Expiration Date
Jonathan Neman	President, Chief Executive Officer, and Director	Adoption	June 7, 2026	X		up to 1,800,000	N/A	September 7, 2027
Nicolas Jammet	Chief Concept Officer and Director	Adoption	June 8, 2026	X		up to 1,485,746	N/A	September 7, 2027
Nathaniel Ru	Director	Adoption	June 8, 2026	X		up to 1,599,272	N/A	September 7, 2027
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

SWEETGREEN, INC.

Date: August 6, 2026	By:	/s/ Jamie McConnell
Jamie McConnell
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)