Form 10-Q
period 2026-09-27
Sweetgreen, Inc.
filed 2026-11-06
CIK 1477815

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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

The registrant had 107,317,974 shares of Class A common stock and 11,893,558 shares of Class B common stock outstanding as of November 2, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding our expectations for and trends in our revenue, restaurant operating costs, operating expenses, and other results of operations, as well as our key performance metrics; our liquidity and the sufficiency of our capital resources; our plans to open new restaurants and purchase and incorporate additional Infinite Kitchen units into our fleet; our strategy to grow our footprint in existing and new markets; our expectations regarding financial and macroeconomic trends and the impacts of ongoing military conflicts; the impacts of tariffs and our ability to mitigate such impacts; our ability to offset cost increases; our expectations regarding the growth of our digital revenue channels and the shift in sales mix toward lower margin channels; the impact of our SG Rewards loyalty program; the impacts of seasonality or extreme weather events; the impact of food safety incidents or disease outbreaks on consumer demand, customer traffic, and sales; our plans regarding innovation, including the use of Infinite Kitchen units, and the resulting potential benefit to our business; our ability to achieve or maintain profitability; and management’s plans, priorities, initiatives and strategies. In some cases, you can identify forward-looking statements because they contain words or phrases such as “aim,” “anticipate,” “are confident that,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “guidance,” “intend,” “may,” “outlook,” “opportunity,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties, many of which involve factors or circumstances that are beyond our control, that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. These risks and uncertainties include our ability to compete effectively; uncertainties regarding changes in economic conditions and geopolitical events and the customer behavior trends they drive; our ability to open new restaurants; our ability to effectively identify and secure appropriate sites for new restaurants; our ability to expand into new markets and the risks such expansion presents; the impact of severe weather conditions or natural disasters on our restaurant sales and results of operations; the profitability of new restaurants we may open, and the impact of any such openings on sales at our existing restaurants; our ability to execute our Sweet Growth Transformation Plan and our other strategic priorities and to realize their anticipated benefits; the success of our menu innovation, pricing, promotions, marketing, loyalty, and digital initiatives and customers’ response to them; our ability to adapt to changes in how customers discover and order food, including through artificial intelligence tools and third-party delivery platforms; our ability to deploy, and secure support for, the proprietary kitchen automation technology, known as the Infinite Kitchen, in a timely and cost-effective manner; our ability to preserve the value of our brand; food safety and foodborne illness concerns and their impact on consumer demand and customer traffic; the effect on our business of increases in labor costs, labor shortages, and difficulties in hiring, training, rewarding and retaining a qualified workforce; the cost and effectiveness of our Head Coach compensation program and restaurant employee wage increases; the impact of pandemics or disease outbreaks; our ability to achieve profitability in the future; our ability to identify, complete, and integrate acquisitions; the effect on our business of governmental regulations, including but not limited to any future regulations that impose taxes, tariffs, or duties on food products, supplies or other items that we purchase; changes in employment laws; the effect on our business of expenses and potential management distraction associated with litigation and government inquiries; potential privacy and cybersecurity incidents; the effect on our business of restrictions and costs imposed by privacy, data protection, and data security laws, regulations, and industry standards; and our ability to enforce our rights in our intellectual property. Additional information regarding these and other risks and uncertainties that could cause actual results to differ materially from our expectations is included in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, as updated by our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2026, and elsewhere in this Quarterly Report.

New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and
i

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
ii

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 27, 2026	December 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$119,791	$89,177
Accounts receivable	5,348	5,166
Inventory	3,008	2,384
Prepaid expenses	10,040	6,381
Current portion of lease acquisition costs	82	93
Assets held for sale	—	25,427
Other current assets	1,278	1,029
Total current assets	139,547	129,657
Operating lease assets	282,278	284,263
Property and equipment, net	302,052	326,903
Goodwill	27,793	27,793
Intangible assets, net	9,643	10,424
Security deposits	1,282	1,316
Lease acquisition costs, net	182	241
Restricted cash	6,235	4,166
Equity investments	86,429	—
Other assets	2,304	3,341
Total assets	$857,745	$788,104
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liabilities	$43,562	$41,590
Accounts payable	12,114	19,885
Accrued expenses	37,124	33,739
Accrued payroll	9,670	8,143
Gift cards and loyalty liability	7,348	7,177
Liabilities held for sale	—	1,085
Other current liabilities	25	7,033
Total current liabilities	109,843	118,652
Operating lease liabilities, net of current portion	306,484	312,904
Other non-current liabilities	—	149
Deferred income tax liabilities	635	274
Total liabilities	416,962	431,979
COMMITMENTS AND CONTINGENCIES (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value per share, 2,000,000,000 Class A shares authorized, 107,291,574 and 106,554,859 Class A shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively; 300,000,000 Class B shares authorized, 11,893,558 and 11,893,558 Class B shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	119	118
Additional paid-in capital	1,381,296	1,365,430
Accumulated deficit	(940,632)	(1,009,423)
Total stockholders’ equity	440,783	356,125
Total liabilities and stockholders’ equity	$857,745	$788,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands, except share and per share amounts)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue	$176,018	$172,393	$530,201	$524,280
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	50,781	52,894	155,041	148,330
Labor and related expenses	53,616	50,157	160,690	149,272
Occupancy and related expenses	18,217	16,557	54,101	48,669
Other restaurant operating costs	35,087	30,271	100,674	90,683
Total restaurant operating costs	157,701	149,879	470,506	436,954
Operating expenses:
General and administrative	27,642	30,900	86,622	103,742
Depreciation and amortization	18,571	18,304	55,957	53,406
Pre-opening costs	1,099	2,789	3,317	7,019
Impairment and closure costs	2,054	4,578	4,845	10,008
Loss on disposal of property and equipment	238	1,109	976	1,226
Restructuring charges	501	1,108	1,522	3,159
Total operating expenses	50,105	58,788	153,239	178,560
Loss from operations	(31,788)	(36,274)	(93,544)	(91,234)
Interest income	(1,140)	(1,498)	(3,762)	(5,126)
Interest expense	10	7	100	12
Gain on disposal of business	80	—	(160,482)	—
Other expense (income)	—	1,273	9	(2,047)
Net income (loss) before income taxes	(30,738)	(36,056)	70,591	(84,073)
Income tax expense	10	90	1,800	270
Net income (loss)	$(30,748)	$(36,146)	$68,791	$(84,343)
Earnings (loss) per share:
Basic	$(0.26)	$(0.31)	$0.58	$(0.72)
Diluted	$(0.26)	$(0.31)	$0.57	$(0.72)
Weighted average shares outstanding:
Basic	119,110,088	118,282,536	118,905,562	117,804,955
Diluted	119,110,088	118,282,536	120,921,789	117,804,955
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	For the thirteen weeks ended September 27, 2026 and September 28, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at June 29, 2025	118,197,505	$118	$1,346,735	$(923,555)	$423,298
Net income (loss)	—	—	—	(36,146)	(36,146)
Exercise of stock options	56,976	—	335	—	335
Issuance of common stock related to restricted shares	114,674	—	—	—	—
Shares repurchased for employee tax withholding	(114)	—	(2)	—	(2)
Stock-based compensation expense	—	—	5,811	—	5,811
Balances at September 28, 2025	118,369,041	$118	$1,352,879	$(959,701)	$393,296

Balances at June 28, 2026	119,033,769	$119	$1,377,386	$(909,884)	$467,621
Net income (loss)	—	—	—	(30,748)	(30,748)
Exercise of stock options	9,540	—	63	—	63
Issuance of common stock related to restricted shares	142,095	—	—	—	—
Shares repurchased for employee tax withholding	(272)	—	684	—	684
Stock-based compensation expense	—	—	3,163	—	3,163
Balances at September 27, 2026	119,185,132	$119	$1,381,296	$(940,632)	$440,783

	For the thirty-nine weeks ended September 27, 2026 and September 28, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 29, 2024	117,116,311	$117	$1,321,386	$(875,358)	$446,145
Net income (loss)	—	—	—	(84,343)	(84,343)
Exercise of stock options	380,345	1	3,013	—	3,014
Issuance of common stock related to Spyce milestone achievement	242,722	—	4,709	—	4,709
Issuance of common stock related to restricted shares	639,522	—	—	—	—
Shares repurchased for employee tax withholding	(9,859)	—	(261)	—	(261)
Stock-based compensation expense	—	—	24,032	—	24,032
Balances at September 28, 2025	118,369,041	$118	$1,352,879	$(959,701)	$393,296

Balances at December 28, 2025	118,448,417	$118	$1,365,430	$(1,009,423)	$356,125
Net income (loss)	—	—	—	68,791	68,791
Exercise of stock options	21,139	1	121	—	122
Issuance of common stock related to Spyce milestone achievement	242,722	—	1,604	—	1,604
Issuance of common stock related to restricted shares	473,422	—	—	—	—
Shares repurchased for employee tax withholding	(568)	—	(4)	—	(4)
Stock-based compensation expense	—	—	14,145	—	14,145
Balances at September 27, 2026	119,185,132	$119	$1,381,296	$(940,632)	$440,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-nine weeks ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net income (loss)	$68,791	$(84,343)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	55,957	53,406
Amortization of lease acquisition	70	69
Amortization of cloud computing arrangements	884	752
Non-cash operating lease cost	28,068	26,098
Loss on disposal of property and equipment	976	1,226
Stock-based compensation	14,145	24,032
Non-cash impairment and closure costs	3,199	9,754
Non-cash restructuring charges	684	636
Deferred income tax expense	363	270
Change in fair value of contingent consideration liability	—	(2,066)
Gain on disposal of business	(161,161)	—
Changes in operating assets and liabilities:
Accounts receivable	(182)	(1,771)
Inventory	(624)	(448)
Prepaid expenses and other current assets	(3,702)	1,873
Operating lease liabilities	(30,943)	(32,175)
Accounts payable	(5,784)	943
Accrued payroll and benefits	1,527	(6,518)
Accrued expenses and other current liabilities	4,646	3,074
Gift card and loyalty liability	171	3,451
Contingent consideration liability	(5,396)	(2,290)
Other non-current liabilities	(146)	(15)
Net cash used in operating activities	(28,457)	(4,042)
Cash flows from investing activities:
Purchase of property and equipment	(33,755)	(76,149)
Purchase of intangible assets	(5,257)	(5,955)
Security and landlord deposits	34	71
Proceeds from disposal of business	100,000	—
Net cash provided by (used in) investing activities	61,022	(82,033)
Cash flows from financing activities:
Proceeds from stock option exercise	122	3,014
Payment associated to shares repurchased for tax withholding	(4)	(261)
Net cash provided by financing activities	118	2,753
Net change in cash and cash equivalents and restricted cash	32,683	(83,322)
Cash and cash equivalents and restricted cash—beginning of year	93,343	217,429
Cash and cash equivalents and restricted cash—end of period	$126,026	$134,107
Supplemental disclosure of cash flow information
Cash paid for interest	$100	$11
Non-cash investing and financing activities
Purchase of property and equipment accrued in accounts payable and accrued expenses	$6,950	$12,819
Series C Preferred Stock of Wonder Group, Inc. as partial consideration for the Spyce sale	$86,429	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SWEETGREEN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Sweetgreen, Inc., a Delaware corporation, together with its wholly owned subsidiaries (the “Company”), is a mission-driven, next generation restaurant and lifestyle brand that serves healthy food at scale. As of September 27, 2026, the Company owned and operated 290 restaurants in 26 states and Washington, D.C. During the thirteen and thirty-nine weeks ended September 27, 2026, the Company had 3 and 9 Net New Restaurant Openings, respectively. The Company’s operations are conducted as one operating segment and one reportable segment. Additional details on the nature of the Company’s business and its reportable operating segment are included in Note 16, “Reportable Segment”.

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

Restricted Cash—As of September 27, 2026 and December 28, 2025 the Company’s restricted cash balance was related to cash collateral for letters of credit associated with the Company’s workers’ compensation insurance policy and letters of credit to lease agreements.

The reconciliation of cash and cash equivalents and restricted cash presented in the Company’s accompanying condensed consolidated balance sheets to the total amount shown in its condensed consolidated statements of cash flows is as follows:

(dollar amounts in thousands)	As of September 27, 2026	As of December 28, 2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$119,791	$89,177
Restricted cash, noncurrent	6,235	4,166
Total cash, cash equivalents and restricted cash shown on statements of cash flows	$126,026	$93,343
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
2.REVENUE RECOGNITION
The following table presents the Company’s revenue for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 disaggregated by significant revenue channel:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Owned Digital Channels	$66,915	$60,805	$204,563	$175,842
In-Store Channel (Non-Digital component)	59,616	65,923	177,523	205,452
Marketplace Channel	49,487	45,665	148,115	142,986
Total Revenue	$176,018	$172,393	$530,201	$524,280
Gift Cards

The gift card liability included in gift cards and loyalty liability within the accompanying condensed consolidated balance sheets was as follows:

(dollar amounts in thousands)	As of September 27, 2026	As of December 28, 2025
Gift Card Liability	$3,592	$3,649
Revenue recognized from the redemption of gift cards that was included in gift card and loyalty liability at the beginning of the year was as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$72	$73	$588	$623

SG Rewards

Changes in the Company’s SG Rewards liability included in gift cards and loyalty liability on the condensed consolidated balance sheets were as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
SG Rewards liability, beginning balance	$4,016	$1,225	$3,528	$—
Revenue deferred	4,277	5,097	14,403	6,322
Revenue recognized	(4,537)	(3,782)	(14,175)	(3,782)
SG Rewards liability, ending balance	$3,756	$2,540	$3,756	$2,540
3.FAIR VALUE

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis:

		Fair Value Measurements as of September 27, 2026				Fair Value Measurements as of December 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
(dollar amounts in thousands)
Contingent consideration	$—	$—	$—	$—	$7,000	$—	$—	$7,000

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

The initial fair value of the contingent consideration at the acquisition date was $16.4 million. As of September 27, 2026 the cumulative payments related to the contingent consideration since the acquisition date were $30.4 million, of which $8.4 million was issued in the form of Class A common stock and $22.0 million was issued in cash. Payments up to the initial fair value of the contingent consideration were included within financing activities within the condensed consolidated statements of cash flows if made in cash, or within non-cash financing activities if made in shares. Cumulative payments related to the contingent consideration liability above the initial fair value are included within operating activities within the condensed consolidated statement of cash flows. The liability was fully extinguished as of September 27, 2026 as a result of the third and final milestone payment.

The following table provides a roll forward of the aggregate fair values of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs.

(dollar amounts in thousands)	Contingent Consideration
Balance—December 28, 2025	$7,000
Milestone payment	(7,000)
Balance—September 27, 2026	$—

Fair Value Measurements on a Nonrecurring Basis

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, reflecting certain property and equipment and operating leases for which an impairment loss was recognized during the corresponding periods within impairment and closure costs within the condensed consolidated statement of operations. For the thirteen weeks ended September 27, 2026, the Company recorded non-cash impairment charges of $2.5 million, of which $1.6 million was related to property and equipment, and $0.9 million was related to operating lease assets. For the thirty-nine weeks ended September 27, 2026, the Company recorded non-cash impairment charges of $4.8 million, of which $3.5 million was related to property and equipment, and $1.3 million was related to operating lease assets. For the thirteen weeks ended September 28, 2025, the Company recorded a non-cash impairment charge of $4.3 million, all of which related to property and equipment. For the thirty-nine weeks ended September 28, 2025, the Company recorded non-cash impairment charges of $9.6 million, of which $8.0 million was related to property and equipment, and $1.6 million was related to operating lease assets. Carrying value after impairment approximates fair value.

		Carrying Value at September 27, 2026			Thirteen weeks ended September 27, 2026	Thirty-nine weeks ended September 27, 2026
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Property and equipment, net	$1,149	$—	$—	$1,149	$1,597	$3,472
Operating lease assets	3,327	—	—	3,327	939	1,339

		Carrying Value at September 28, 2025			Thirteen weeks ended September 28, 2025	Thirty-nine weeks ended September 28, 2025
	Total	Level 1	Level 2	Level 3	Impairment Losses
(dollar amounts in thousands)
Property and equipment, net	$—	$—	$—	$—	$4,311	$7,996
Operating lease assets	2,697	—	—	2,697	—	1,594

The fair value of these assets represents a Level 3 fair value measurement. Unobservable inputs include the discount rate, projected restaurant revenues and expenses, and sublease income if the Company is closing the restaurant.
4.EQUITY INVESTMENT

As of September 27, 2026, the Company held 10,803,620 shares of Series C Preferred Stock of Wonder, received as partial consideration in connection with the Spyce sale (see Note 8). The Company holds a minority interest and does not have significant influence over Wonder. Wonder is a privately held company, and as such, the preferred shares comprising the Company’s investment are illiquid and fair value is not readily determinable. The Company accounts for this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For both the thirteen and thirty-nine weeks ended September 27, 2026, no adjustments have been recognized related to the investment. The investment is included within equity investments on the condensed consolidated balance sheets with a carrying value of $86.4 million as of September 27, 2026.

5.PROPERTY AND EQUIPMENT, NET
Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. A summary of property and equipment is as follows:

(dollar amounts in thousands)	As of September 27, 2026	As of December 28, 2025
Leasehold improvements	$360,917	$347,023
Kitchen equipment	144,898	136,136
Furniture and fixtures	53,490	50,072
Computers and other equipment	52,355	49,541
Assets not yet placed in service	23,787	36,691
Total property and equipment	635,447	619,463
Less: accumulated depreciation	(333,395)	(292,560)
Property and equipment, net	$302,052	$326,903
Depreciation expense for the thirteen weeks ended September 27, 2026 and September 28, 2025 was $16.9 million and $15.5 million, respectively. Depreciation expense for the thirty-nine weeks ended September 27, 2026 and September 28, 2025 was $50.8 million and $45.2 million, respectively.
As of September 27, 2026, the Company had three restaurants under construction, two of which are expected to open during fiscal year 2026. As of December 28, 2025, the Company had 11 restaurants under construction, all of which have since opened in fiscal year 2026. Depreciation commences after a store opens and the related assets are placed in service.

6.GOODWILL AND INTANGIBLE ASSETS, NET
During the thirty-nine weeks ended September 27, 2026, there were no changes in the carrying amount of goodwill of $27.8 million. In connection with the sale of Spyce completed during early fiscal year 2026, the Company allocated $8.2 million of goodwill to the disposal group, which was reflected in the goodwill balance as of December 28, 2025 as the disposal met the criteria for classification as held for sale. See Note 8 for further details.

The following table presents the Company’s intangible assets, net balances:

(dollar amounts in thousands)	As of September 27, 2026	As of December 28, 2025
Internal use software	$56,929	$52,524
Accumulated amortization	(47,286)	(42,100)
Intangible assets, net	$9,643	$10,424

Amortization expense for intangible assets for the thirteen weeks ended September 27, 2026 and September 28, 2025 was $1.7 million and $2.8 million, respectively. Amortization expense for intangible assets for the thirty-nine weeks ended September 27, 2026 and September 28, 2025 was $5.2 million and $8.2 million, respectively.

Estimated future amortization of internal use software is as follows:

(dollar amounts in thousands)
2026	$1,613
2027	4,974
2028	2,515
2029	541
Total	$9,643
7.ACCRUED EXPENSES
Accrued expenses consist of the following:

(dollar amounts in thousands)	As of September 27, 2026	As of December 28, 2025
Accrued general and sales tax	$8,897	$6,588
Fixed asset accrual	5,128	7,381
Accrued delivery fee	2,689	969
Accrued settlements and legal fees	2,018	3,723
Rent deferrals and accrued rent	951	1,036
Other accrued expenses	17,441	14,042
Total accrued expenses	$37,124	$33,739

8.ASSETS HELD FOR SALE AND BUSINESS DISPOSITION

On November 5, 2025, the Company entered into a definitive agreement to sell Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder.

As of December 28, 2025, the Company classified the Spyce business as held for sale, but determined the disposal did not meet the criteria for classification as discontinued operations. Accordingly, no impairment charges were recognized. On December 29, 2025, the Company completed the sale for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with a fair value of $86.4 million. In connection therewith, the Company recorded a pre-tax gain, net of expenses, of $160.5 million for the thirty-nine weeks ended September 27, 2026. The activity was recognized within gain on disposal of business in the condensed consolidated statements of operations.

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

The following table summarizes the carrying values of the assets and liabilities classified as held for sale in the Company’s condensed consolidated balance sheets as of December 28, 2025:

(dollar amounts in thousands)	As of December 28, 2025
Assets
Prepaid Expenses	$72
Other current assets	307
Operating lease assets	562
Property and equipment, net	5,324
Goodwill	8,177
Intangible assets, net	10,935
Security deposits	50
Total assets held for sale	$25,427

Liabilities
Current portion of operating lease liabilities	$445
Operating lease liabilities, net of current portion	640
Total liabilities held for sale	$1,085

9.LEASES

The components of lease cost for the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 were as follows:

		Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	Classification	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease cost	Occupancy and related expense, General and administrative expense and Pre-opening costs	$15,495	$14,840	$46,076	$42,870
Variable lease cost	Occupancy and related expense and General and administrative expense	3,468	3,454	10,505	10,207
Short term lease cost	Occupancy and related expense and General and administrative expense	(7)	148	31	362
Total lease cost		$18,956	$18,442	$56,612	$53,439

Supplemental cash flow information related to leases for the thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	September 27, 2026	September 28, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net of lease incentives	$49,457	$48,735
Right of use assets obtained in exchange for lease obligations:
Operating leases	$31,097	$57,869
Derecognition of operating lease assets due to termination or impairment	$3,814	$1,594

10.COMMON STOCK

As of September 27, 2026 and December 28, 2025, the Company had reserved shares of common stock for issuance in connection with the following:

	As of September 27, 2026	As of December 28, 2025
Options outstanding under the 2009 Stock Plan, 2019 Equity Incentive Plan, Spyce Food Co. 2016 Stock Option Plan and Grant Plan and 2021 Equity Incentive Plan	14,515,022	14,070,559
Shares reserved for achievement of Spyce milestones	—	250,000
Shares reserved for employee stock purchase plan(1)	5,295,815	4,111,331
RSUs and PSUs outstanding under the 2019 Equity Incentive Plan and 2021 Equity Incentive Plan	6,553,188	5,283,226
Shares available for future issuance under the 2021 Equity Incentive Plan	4,438,103	6,652,380
Total reserved shares of common stock	30,802,128	30,367,496
(1) On January 1, 2026, shares available for issuance automatically increased by 1,184,484 shares in accordance with the terms of the 2021 Employee Stock Purchase Plan (“ESPP”). No offering period has commenced under the ESPP as of September 27, 2026.
11.STOCK-BASED COMPENSATION

The Company grants stock options (including incentive stock options and non-qualified stock options), restricted stock units ("RSUs"), performance stock units ("PSUs"), and other types of awards under the 2021 Equity Incentive Plan (the "2021 Plan"). No further awards are granted under the Company's 2009 Stock Plan and 2019 Equity Incentive Plan; however, awards outstanding under such plans continue to be governed by their existing terms. Options granted during, or prior to, the thirteen and thirty-nine weeks ended September 27, 2026 generally have vesting terms between twelve months and four years and have a contractual life of 10 years.

Stock Options

The Company grants stock options to its employees, as well as nonemployees (including directors and others who provide substantial services to the Company) under the 2021 Plan.

The following tables summarize the Company’s stock option activity for the thirty-nine weeks ended September 27, 2026 and September 28, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 28, 2025	14,070,559	$10.35	5.30	$12,769
Options granted	1,483,062	5.80
Options exercised	(21,139)	5.74
Options forfeited	(543,698)	19.93
Options expired	(473,762)	14.04
Balance—September 27, 2026	14,515,022	$9.41	4.78	$22,544

Exercisable—September 27, 2026	11,508,984	$8.99	3.72	$18,971

Vested and expected to vest—September 27, 2026	14,515,022	$9.41	4.78	$22,544

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance—December 29, 2024	13,169,869	$9.88	6.04	$297,037
Options granted	2,141,347	18.23
Options exercised	(380,345)	8.04
Options forfeited	(834,943)	18.77
Options expired	(60,737)	18.03
Balance—September 28, 2025	14,035,191	$10.65	5.65	$18,446

Exercisable—September 28, 2025	10,704,215	$8.54	4.61	$18,339

Vested and expected to vest—September 28, 2025	14,035,191	$10.65	5.65	$18,446
The weighted-average fair value of options granted during the thirty-nine weeks ended September 27, 2026 and September 28, 2025 was $4.07 and $9.23, respectively.
The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option-pricing model. The Company has elected to account for forfeitures as they occur.

During fiscal year 2025, the Company approved a modification to certain stock option awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) accelerated vesting of unvested awards, (ii) continued vesting of certain awards during the consulting period, and (iii) an extension of the post-termination exercise period, pertaining to a total of 924,097 options. The incremental expense related to each modified option was estimated as of the modification date using the Black-Scholes option-pricing model and was recognized as additional stock-based compensation expense over the remaining requisite service period. For the thirty-nine weeks ended September 27, 2026, the Company recognized the remaining $1.4 million of incremental expense related to this modification, which was recorded within total stock-based compensation expense for the period.

As of September 27, 2026, there was $15.1 million in unrecognized compensation expense related to unvested stock-based compensation arrangements and is expected to be recognized over a weighted average period of 2.26 years.

Restricted Stock Units and Performance Stock Units

Restricted stock units

The following tables summarize the Company’s RSU activity for the thirty-nine weeks ended September 27, 2026 and September 28, 2025:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 28, 2025	783,226	$12.71
Granted	1,471,363	6.54
Released	(473,422)	11.40
Forfeited	(127,979)	12.46
Balance—September 27, 2026	1,653,188	$7.62

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 29, 2024	910,024	$17.72
Granted	458,281	15.74
Released	(639,522)	19.21
Forfeited	(164,972)	17.22
Balance—September 28, 2025	563,811	$14.57

During fiscal year 2025, the Company approved a modification to certain restricted stock units awards in connection with the transition of a former executive from an employee to a non-employee consultant. The modification provided for (i) continued vesting of certain awards during the consulting period and (ii) immediate vesting of any remaining unvested restricted stock units at the completion of the consulting period. The fair value of each modified RSU was estimated using the current stock price as of the modification date. The incremental expense was recognized as additional stock-based compensation expense over the remaining requisite service period. During the thirty-nine weeks ended September 27, 2026, the Company recognized the remaining $0.2 million of incremental expense related to this RSU modification, which was recorded within total stock-based compensation expense for the period.

The fair value of shares released as of the vesting date during the thirty-nine weeks ended September 27, 2026 was $3.4 million. As of September 27, 2026, unrecognized compensation expense related to RSUs was $10.5 million and is expected to be recognized over a weighted average period of 2.72 years.

Performance stock units

In October 2021, the Company granted 2,100,000 PSUs to each founder (the “founder PSUs”) for a total of 6,300,000 PSUs, under the 2019 Equity Incentive Plan. The founder PSUs vest upon the satisfaction of a service condition and the achievement of certain stock price goals. As of September 27, 2026 all compensation expense related to the founder PSUs was fully recognized.

During the second quarter of fiscal year 2026, the Company granted 400,000 PSUs to its Chief Executive Officer under the 2021 Plan. These PSUs are subject to market and service conditions and vest based on the Company's total shareholder return relative to the Russell 2000 Index over the performance period from December 29, 2025 through December 31, 2028. The grant-date fair value of $6.05 was estimated using a Monte Carlo simulation. Total stock-based compensation expense of $2.4 million related to this award will be recognized on a straight-line basis over the requisite service period. As of September 27, 2026, unrecognized compensation expense related to this award was $2.0 million and is expected to be recognized over the remaining period of 2.26 years.

The following table summarizes the Company’s PSU activity for the thirty-nine weeks ended September 27, 2026:

(dollar amounts in thousands except per share amounts)	Number of Shares	Weighted-Average Grant Date Fair Value
Balance—December 28, 2025	4,500,000	$15.62
Granted	400,000	6.05
Released	—	—
Forfeited	—	—
Balance—September 27, 2026	4,900,000	$14.84

There was no PSU activity during the thirty-nine weeks ended September 28, 2025.

A summary of stock-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 is as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Stock-options	$2,426	$2,790	$8,191	$8,601
Restricted stock units	667	1,040	5,025	7,591
Performance stock units	250	1,981	1,109	7,840
Total stock-based compensation	$3,343	$5,811	$14,325	$24,032
12.INCOME TAXES
For the thirteen and thirty-nine weeks ended September 27, 2026, the Company calculated the tax provision using a discrete effective tax rate method. The Company’s effective tax rate for the thirteen and thirty-nine weeks ended September 27, 2026 was 0% and 2.5%, respectively, which was lower than the U.S. statutory rate of 21.0%, primarily due to the valuation allowance recorded against the Company’s net deferred tax assets, offset by state income tax.
As of September 27, 2026, the Company had a net deferred tax liability balance of $0.6 million, compared to $0.3 million as of December 28, 2025.
13.EARNINGS (LOSS) PER SHARE

During the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025, the rights, including the liquidation and dividend rights, of the holders of Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, the undistributed earnings were allocated on a proportionate basis and the resulting net earnings (loss) per share attributable to common stockholders were, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The following table sets forth the computation of earnings (loss) per common share:

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income (loss)	$(30,748)	$(36,146)	$68,791	$(84,343)

Weighted-average common shares outstanding—basic	119,110,088	118,282,536	118,905,562	117,804,955
Dilutive stock awards	—	—	2,016,227	—
Weighted-average common shares outstanding—diluted	119,110,088	118,282,536	120,921,789	117,804,955

Earnings (loss) per share—basic	$(0.26)	$(0.31)	$0.58	$(0.72)
Earnings (loss) per share—diluted	$(0.26)	$(0.31)	$0.57	$(0.72)

The Company excluded the following potential common shares from the computation of diluted earnings (loss) per share because including them would have had an anti-dilutive effect:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Options to purchase common stock	14,515,022	14,035,191	10,555,071	14,035,191
Time-based vesting restricted stock units	1,653,188	563,811	641,604	563,811
Performance stock units	4,900,000	4,500,000	4,500,000	4,500,000
Contingently issuable stock	—	250,000	—	250,000
Total common stock equivalents	21,068,210	19,349,002	15,696,675	19,349,002

14.RELATED-PARTY TRANSACTIONS

The Company’s founders each hold an indirect minority passive interest in Luzzatto Opportunity Fund II, LLC, an entity which holds indirect equity interests in Welcome to the Dairy, LLC, which is the owner of the properties leased by the Company for the Company’s principal corporate headquarters. For the thirteen weeks ended September 27, 2026 and September 28, 2025, total payments to Welcome to the Dairy, LLC, totaled $1.1 million and $1.0 million, respectively. For the thirty-nine weeks ended September 27, 2026 and September 28, 2025, total payments to Welcome to the Dairy, LLC, totaled $3.6 million and $3.8 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
General and administrative
Operating support center cost(1)	$23,980	$24,089	$71,401	$77,972
Stock-based compensation	3,343	5,811	14,325	24,032
Other expenses(2)	319	1,000	896	1,738
Total General and administrative	$27,642	$30,900	$86,622	$103,742

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 as updated by our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2026. See the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report. Unless the context otherwise requires, all references in this section to “we,” “us,” “our,” the “Company,” or “Sweetgreen” refer to Sweetgreen, Inc. and its subsidiaries.

Overview
We believe good taste starts long before the first bite. Since 2007, we have been on a mission to create healthy communities by connecting people to real food. Our longstanding relationships with farmers bring seasonal ingredients to our kitchens, where teams cook from scratch every day. The result is a fresh, flavorful approach to fast casual that makes eating well something to look forward to. As of September 27, 2026, we owned and operated 290 restaurants in 26 states and Washington, D.C.

Opening new restaurants, including those with Infinite Kitchen technology, is an important driver of our revenue growth. One of our strategies is to grow our footprint in both existing and new U.S. markets and, over time, internationally. During the thirteen weeks ended September 27, 2026 and September 28, 2025, we had 3 and 6 Net New Restaurant Openings, respectively. During the thirty-nine weeks ended September 27, 2026 and September 28, 2025, we had 9 and 20 Net New Restaurant Openings, respectively, bringing our total count as of September 27, 2026 to 290 restaurants in 26 states and Washington, D.C.

As of September 27, 2026, we utilized the Infinite Kitchen, a kitchen automation technology, in 36 of our 290 restaurants. We incorporate the Infinite Kitchen technology into certain new and existing restaurants based, in large part, upon our evaluation of the potential economic and certain other benefits for those restaurants.

In fiscal year 2026, we expect approximately 10 Net New Restaurant Openings, with about half featuring Infinite Kitchen units. We expect fewer Net New Restaurant Openings in fiscal year 2027 than in fiscal year 2026.

As a premium offering in the fast-casual industry, we may be more exposed during periods of economic weakness to consumers choosing to cook at home to save money or opting for lower-priced fast-casual alternatives.

We have historically been able to partially offset rising costs, including inflation, tariffs, wage increases, and higher cost of goods sold, through gradual menu price increases, service and delivery fees, and operational efficiencies. There can be no assurance that we will be able to continue doing so in the current or future macroeconomic or regulatory environment.

We continue to see variability in customer traffic and channel mix. Although workplace attendance has increased in some markets, customers continue to value the convenience of digital ordering and delivery, which shifts sales across our channels. Our Native Delivery, Outpost and Catering, and Marketplace Channels generally carry higher costs, including third-party fees, refunds, and promotional activity. A continued shift in sales mix toward these channels could pressure margins, although we expect margins on these channels to improve over time as we achieve greater scale.

In fiscal year 2026 to date, tariffs had minimal net impact on our average new unit development cost due to mitigation efforts including advance purchasing, strategic sourcing, and favorable trade policy changes. Tariff costs on our food and packaging have been absorbed into our supplier pricing and are no longer separately identifiable. Management remains committed to mitigating the impact of tariff costs across our supply chain, restaurant build-outs and equipment through ongoing sourcing and cost-optimization strategies that we and our suppliers have implemented and continue to implement. Any future changes to the U.S. government’s trade policies may impact our estimates regarding tariff costs and the success of our mitigation strategies.

In July 2026, U.S. authorities identified a multistate outbreak of cyclosporiasis, a gastrointestinal illness. No ingredients in our supply chain were identified as part of the cyclosporiasis outbreak investigation, but the incident contributed to reduced consumer demand for fresh prepared foods, including salads, which negatively impacted our customer traffic in the third quarter of fiscal year 2026.

We also continue to monitor ongoing military conflicts, including the Iran conflict, and their impact on our supply chain, construction costs, and the broader macroeconomic environment. We are working with our suppliers to reduce the impacts on buildout costs through strategic contracting and design standardization.

Restaurant Activity

The following table details restaurant unit data for the periods indicated.

	Thirteen weeks ended		Thirty-nine weeks ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Beginning of period	287	260	281	246
Openings	5	8	15	22
Permanent closures	(2)	(2)	(5)	(2)
Relocations	—	—	(1)	—
Total at end of period	290	266	290	266

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

	Thirteen weeks ended		Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net New Restaurant Openings	3	6	9	20
Average Unit Volume (as adjusted)(1)	$2,473	$2,769	$2,473	$2,769
Same-Store Sales Change (%) (as adjusted)(2)	(6.4%)	(9.5%)	(8.4%)	(6.8%)
Total Digital Revenue Percentage(3)	66.1%	61.8%	66.5%	60.8%
Owned Digital Revenue Percentage(3)	38.0%	35.3%	38.6%	33.5%
(1) Nine restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 27, 2026. Three restaurants were excluded from the Comparable Restaurant Base for the thirteen and thirty-nine weeks ended September 28, 2025. Such adjustments did not result in a material change to AUV.
(2) Our results for the thirteen weeks ended September 27, 2026 have been adjusted to reflect the closures of 11 restaurants, including two temporary closures and nine permanent closures, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirty-nine weeks ended September 27, 2026 have been adjusted to reflect the closures of 19 restaurants, including 10 temporary closures and nine permanent closures, which were excluded from the calculation of Same-Store Sales Change. Our results for the thirteen and thirty-nine weeks ended September 28, 2025 have been adjusted to reflect the temporary closures of six and thirteen restaurants, respectively, which were excluded from the calculation of Same-Store Sales Change. Such adjustments did not result in a material change to Same-Store Sales Change for either period.
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

Results of Operations
Comparison of the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025

The following table summarizes our results of operations for the thirteen weeks ended September 27, 2026 and September 28, 2025:

	Thirteen weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Dollar Change	Percentage Change
Revenue	$176,018	$172,393	$3,625	2.1%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	50,781	52,894	(2,113)	(4.0%)
Labor and related expenses	53,616	50,157	3,459	6.9%
Occupancy and related expenses	18,217	16,557	1,660	10.0%
Other restaurant operating costs	35,087	30,271	4,816	15.9%
Total restaurant operating costs	157,701	149,879	7,822	5.2%
Operating expenses:
General and administrative	27,642	30,900	(3,258)	(10.5%)
Depreciation and amortization	18,571	18,304	267	1.5%
Pre-opening costs	1,099	2,789	(1,690)	(60.6%)
Impairment and closure costs	2,054	4,578	(2,524)	(55.1%)
Loss on disposal of property and equipment	238	1,109	(871)	(78.5%)
Restructuring charges	501	1,108	(607)	(54.8%)
Total operating expenses	50,105	58,788	(8,683)	(14.8%)
Loss from operations	(31,788)	(36,274)	4,486	(12.4%)
Interest income	(1,140)	(1,498)	358	(23.9%)
Interest expense	10	7	3	42.9%
Gain on disposal of business	80	—	80	(100.0%)
Other expense (income)	—	1,273	(1,273)	(100.0%)
Net loss before income taxes	(30,738)	(36,056)	5,318	(14.7%)
Income tax expense	10	90	(80)	(88.9%)
Net loss	$(30,748)	$(36,146)	$5,398	(14.9%)

The following table summarizes our results of operations for the thirty-nine weeks ended September 27, 2026 and September 28, 2025:

	Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Dollar Change	Percentage Change
Revenue	$530,201	$524,280	$5,921	1.1%
Restaurant operating costs (exclusive of depreciation and amortization presented separately below):
Food, beverage, and packaging	155,041	148,330	6,711	4.5%
Labor and related expenses	160,690	149,272	11,418	7.6%
Occupancy and related expenses	54,101	48,669	5,432	11.2%
Other restaurant operating costs	100,674	90,683	9,991	11.0%
Total restaurant operating costs	470,506	436,954	33,552	7.7%
Operating expenses:
General and administrative	86,622	103,742	(17,120)	(16.5%)
Depreciation and amortization	55,957	53,406	2,551	4.8%
Pre-opening costs	3,317	7,019	(3,702)	(52.7%)
Impairment and closure costs	4,845	10,008	(5,163)	(51.6%)
Loss on disposal of property and equipment	976	1,226	(250)	(20.4%)
Restructuring charges	1,522	3,159	(1,637)	(51.8%)
Total operating expenses	153,239	178,560	(25,321)	(14.2%)
Loss from operations	(93,544)	(91,234)	(2,310)	2.5%
Interest income	(3,762)	(5,126)	1,364	(26.6%)
Interest expense	100	12	88	733.3%
Gain on disposal of business	(160,482)	—	(160,482)	100.0%
Other expense (income)	9	(2,047)	2,056	(100.4%)
Net income (loss) before income taxes	70,591	(84,073)	154,664	(184.0%)
Income tax expense	1,800	270	1,530	566.7%
Net income (loss)	$68,791	$(84,343)	$153,134	(181.6%)

During the thirty-nine weeks ended September 27, 2026, the Company reported net income, primarily reflecting the impact of the $160.5 million gain on disposal of business from the Spyce sale. The Company reported a loss from operations for the period.

Revenue

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Revenue	$176,018	$172,393	2.1%	$530,201	$524,280	1.1%
Average Unit Volume	$2,473	$2,769	(10.7%)	$2,473	$2,769	(10.7%)
Same-Store Sales Change	(6.4%)	(9.5%)	3.1%	(8.4%)	(6.8%)	(1.6%)

Revenue increased for the thirteen weeks ended September 27, 2026 compared to the thirteen weeks ended September 28, 2025, primarily due to an increase of $13.8 million of incremental revenue associated with 30 Net New Restaurant Openings during or subsequent to the thirteen weeks ended September 28, 2025. This increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $10.7 million. Same-Store Sales Change was (6.4)%, reflecting a 4.9% decrease in traffic and a 2.1% decrease in product mix, partially offset by a 0.6% benefit from menu price increases implemented during the current year period. The decrease in traffic was primarily driven by reduced consumer demand resulting from the cyclosporiasis outbreak impacting the current year period. The decrease in mix was primarily driven by a shift in menu mix towards wraps.

Revenue increased for the thirty-nine weeks ended September 27, 2026 compared to the thirty-nine weeks ended September 28, 2025, primarily due to an increase of $48.5 million of incremental revenue associated with 44 Net New Restaurant Openings during or subsequent to the thirty-nine weeks ended September 28, 2025. This increase in revenue was partially offset by a decrease in Comparable Restaurant Base revenue of $42.6 million, resulting in a negative Same-Store Sales Change of 8.4%, reflecting a 5.9% decrease in traffic and a 2.9% decrease in product mix, partially offset by a 0.4% benefit from menu price increases that were implemented during fiscal years 2025 and 2026. The decrease in mix was primarily driven by increased promotional activity, a shift in menu mix towards wraps, and the removal of ripple fries.

Restaurant Operating Costs
Food, Beverage, and Packaging

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Food, beverage, and packaging	$50,781	$52,894	(4.0%)	$155,041	$148,330	4.5%
As a percentage of total revenue	28.8%	30.7%	(1.8%)	29.2%	28.3%	0.9%

As a percentage of revenue, food, beverage, and packaging costs for the thirteen weeks ended September 27, 2026 decreased compared to the thirteen weeks ended September 28, 2025, primarily driven by a one-time write-off of discontinued materials and higher packaging costs related to tariffs and duties recognized in the prior year period, as well as lower ingredient costs in the current year resulting from supply chain savings initiatives.

As a percentage of revenue, food, beverage, and packaging costs for the thirty-nine weeks ended September 27, 2026 increased compared to the thirty-nine weeks ended September 28, 2025, primarily driven by investments in chicken and tofu portions and higher overall ingredient usage. These increases were partially offset by a one-time write-off of discontinued materials and higher packaging costs related to tariffs and duties recognized in the prior year period, as well as lower ingredient costs resulting from supply chain savings initiatives.

Labor and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Labor and related expenses	$53,616	$50,157	6.9%	$160,690	$149,272	7.6%
As a percentage of total revenue	30.5%	29.1%	1.4%	30.3%	28.5%	1.8%
As a percentage of revenue, labor and related expenses for the thirteen and thirty-nine weeks ended September 27, 2026 increased compared to the thirteen and thirty-nine weeks ended September 28, 2025, primarily due to deleverage from lower sales volume, labor inefficiencies, and wage inflation.
Occupancy and Related Expenses

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Occupancy and related expenses	$18,217	$16,557	10.0%	$54,101	$48,669	11.2%
As a percentage of total revenue	10.3%	9.6%	0.7%	10.2%	9.3%	0.9%

As a percentage of revenue, occupancy and related expenses for the thirteen and thirty-nine weeks ended September 27, 2026 increased compared to the thirteen and thirty-nine weeks ended September 28, 2025, primarily due to deleverage from lower sales volume.

Other Restaurant Operating Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Other restaurant operating costs	$35,087	$30,271	15.9%	$100,674	$90,683	11.0%
As a percentage of total revenue	19.9%	17.6%	2.4%	19.0%	17.3%	1.7%
As a percentage of revenue, other restaurant operating costs for the thirteen and thirty-nine weeks ended September 27, 2026 increased compared to the thirteen and thirty-nine weeks ended September 28, 2025, primarily due to deleverage from lower sales volume, as well as increases in repairs and maintenance and delivery fees.
Operating Expenses
General and Administrative

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
General and administrative	$27,642	$30,900	(10.5)%	$86,622	$103,742	(16.5)%
As a percentage of total revenue	15.7%	17.9%	(2.2%)	16.3%	19.8%	(3.4%)
General and administrative expenses on a dollar basis decreased for the thirteen weeks ended September 27, 2026 compared to the thirteen weeks ended September 28, 2025, primarily due to a $2.5 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $0.5 million decrease in management salary and benefits expense. These decreases were partially offset by higher marketing spend.
General and administrative expenses on a dollar basis decreased for the thirty-nine weeks ended September 27, 2026 compared to the thirty-nine weeks ended September 28, 2025, primarily due to a $9.7 million decrease in stock-based compensation expense, primarily related to the decrease in expenses associated with restricted stock units and performance-based restricted stock units issued prior to our IPO, and a $3.6 million decrease in management salary and benefits expense.

As a percentage of revenue, general and administrative expenses for the thirteen and thirty-nine weeks ended September 27, 2026 decreased compared to the thirteen and thirty-nine weeks ended September 28, 2025, primarily due to the net effect of the fluctuations noted above.

Depreciation and Amortization

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Depreciation and amortization	$18,571	$18,304	1.5%	$55,957	$53,406	4.8%
As a percentage of total revenue	10.6%	10.6%	(0.1%)	10.6%	10.2%	0.4%
As a percentage of revenue, depreciation and amortization for the thirteen weeks ended September 27, 2026 remained relatively consistent compared to the thirteen weeks ended September 28, 2025.

As a percentage of revenue, depreciation and amortization for the thirty-nine weeks ended September 27, 2026 increased compared to the thirty-nine weeks ended September 28, 2025, primarily related to the increase in the total depreciable base, driven by our acceleration of new restaurant growth in the back half of fiscal year 2025 as well as the change in sales volume.

Pre-Opening Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Pre-opening costs	$1,099	$2,789	(60.6)%	$3,317	$7,019	(52.7)%
As a percentage of total revenue	0.6%	1.6%	(1.0%)	0.6%	1.3%	(0.7%)
As a percentage of revenue, pre-opening costs for the thirteen and thirty-nine weeks ended September 27, 2026 decreased compared to the thirteen and thirty-nine weeks ended September 28, 2025 due to the timing and volume of new restaurant growth.
Impairment and Closure Costs

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Impairment and closure costs	$2,054	$4,578	(55.1%)	$4,845	$10,008	(51.6%)
As a percentage of total revenue	1.2%	2.7%	(1.5)%	0.9%	1.9%	(1.0)%

Impairment and closure costs on a dollar basis decreased for both the thirteen and thirty-nine weeks ended September 27, 2026 compared to the thirteen and thirty-nine weeks ended September 28, 2025 primarily due to a decrease in non-cash impairment charges related to property and equipment and operating lease assets, as well as a decrease in closure costs due to gains recognized on lease terminations in the current year periods.

Loss on Disposal of Property and Equipment

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Loss on disposal of property and equipment	$238	$1,109	(78.5%)	$976	$1,226	(20.4%)
As a percentage of total revenue	0.1%	0.6%	(0.5)%	0.2%	0.2%	—%
Loss on disposal of property and equipment on a dollar basis decreased for both the thirteen and thirty-nine weeks ended September 27, 2026 compared to the thirteen and thirty-nine weeks ended September 28, 2025, primarily due to the disposal of specialized kitchen equipment in the prior year period.

Restructuring Charges

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Restructuring charges	$501	$1,108	(54.8%)	$1,522	$3,159	(51.8%)
As a percentage of total revenue	0.3%	0.6%	(0.4%)	0.3%	0.6%	(0.3%)

Restructuring charges for both the thirteen and thirty-nine weeks ended September 27, 2026 and September 28, 2025 are primarily related to our former Sweetgreen Support Center, which we vacated in fiscal year 2022, including continued amortization of the operating lease asset and related real estate and common area maintenance charges. Additionally, during the thirteen and thirty-nine weeks ended September 28, 2025 we experienced additional restructuring costs including severance and related benefits associated with a reduction in force at our Sweetgreen Support Center and costs associated with vacating our former New York office space.

Interest Income and Interest Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Interest income	$(1,140)	$(1,498)	(23.9%)	$(3,762)	$(5,126)	(26.6%)
Interest expense	10	7	42.9%	100	12	733.3%
Total interest income, net	$(1,130)	$(1,491)	(24.2%)	$(3,662)	$(5,114)	(28.4%)
As a percentage of total revenue	(0.6)%	(0.9)%	0.2%	(0.7)%	(1.0)%	0.3%

Interest income, net, decreased for the thirteen and thirty-nine weeks ended September 27, 2026 compared to the thirteen and thirty-nine weeks ended September 28, 2025, primarily due to a lower interest rate and lower cash balance in our money market accounts.

Gain on Disposal of Business

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Gain on disposal of business	$80	$—	(100.0%)	$(160,482)	$—	100.0%
As a percentage of total revenue	—%	—%	—%	(30.3)%	—%	(30.3%)

During the thirty-nine weeks ended September 27, 2026 we completed the sale of Spyce and certain assets relating to the kitchen automation technology known as the “Infinite Kitchen” and other related kitchen automation technology to certain subsidiaries of Wonder for total consideration of $186.4 million, made up of cash of $100 million and Series C preferred stock of Wonder with an implied value of $86.4 million. In connection therewith, we recorded a pre-tax gain of $160.5 million.

Other Expense (Income)

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Other expense (income)	$—	$1,273	(100.0%)	$9	$(2,047)	(100.4%)
As a percentage of total revenue	—%	0.7%	(0.7)%	—%	(0.4)%	0.4%
The change in other expense for both the thirteen and thirty-nine weeks ended September 27, 2026 compared to the thirteen and thirty-nine weeks ended September 28, 2025 was primarily due to a change in the fair value of our contingent consideration liability in the prior year period, which was issued as part of the Spyce acquisition in the third quarter of fiscal year 2021. The contingent consideration liability was fully extinguished upon payment of the final milestone during the thirty-nine weeks ended September 27, 2026.
Income Tax Expense

	Thirteen weeks ended			Thirty-nine weeks ended
(dollar amounts in thousands)	September 27, 2026	September 28, 2025	Percentage Change	September 27, 2026	September 28, 2025	Percentage Change
Income tax expense	$10	$90	(88.9%)	$1,800	$270	566.7%
Effective income tax rate	—%	0.2%	(0.2)%	2.5%	0.3%	2.2%
The effective income tax rates for the thirteen weeks ended September 27, 2026 and September 28, 2025 were 0% and 0.2%, respectively, primarily due to the full valuation allowance on our net deferred tax assets.
The effective income tax rate increased 2.2% for the thirty-nine weeks ended September 27, 2026 compared to the thirty-nine weeks ended September 28, 2025 due to the gain recognized from the Spyce sale completed in early 2026.

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

Liquidity and Capital Resources

Sources and Material Cash Requirements

To date, we have funded our operations through proceeds received from common stock and preferred stock issuances and debt incurrences, and through cash flow from operations. During the thirty-nine weeks ended September 27, 2026, we completed the sale of Spyce to Wonder for total consideration of $186.4 million, consisting of $100 million in cash and shares of Series C Preferred Stock of Wonder with an implied value of $86.4 million. As of September 27, 2026 and December 28, 2025, we had $119.8 million and $89.2 million in cash and cash equivalents, respectively. Based on our current operating plan, we believe our existing cash and cash equivalents will be sufficient to fund our operating lease obligations, capital expenditures, and working capital needs for at least the next 12 months. We believe we will meet longer-term expected future cash requirements and obligations through a combination of cash flows from operating activities and available cash balances. If we are unable to generate positive operating cash flows, additional debt and equity financings may be necessary to sustain future operations, and there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Our primary liquidity and capital requirements are funding the current operations in our restaurants and Sweetgreen Support Center, new restaurant development, including the deployment of Infinite Kitchen technology, initiatives to improve the customer experience in our restaurants, and general corporate needs. Additionally, during the thirty-nine weeks ended September 27, 2026, we made a cash payment of approximately $5.4 million related to the third Spyce milestone payment. See Note 3, Fair Value, in the accompanying condensed consolidated financial statements included in Part I, Item 1 for further details. We have not required significant working capital because customers generally pay using cash or credit and debit cards and, as a result, our operations do not require significant receivables. Additionally, our operations do not require significant inventories due, in part, to our use of numerous fresh ingredients. Further, we are able to sell most of our inventory items before payment is due to the supplier of such items.

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

During the thirty-nine weeks ended September 27, 2026, we incurred approximately $33.8 million in capital expenditures related to new store openings and Infinite Kitchens.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Thirty-nine weeks ended
(amounts in thousands)	September 27, 2026	September 28, 2025
Net cash used in operating activities	$(28,457)	$(4,042)
Net cash provided by (used in) investing activities	61,022	(82,033)
Net cash provided by financing activities	118	2,753
Net change in cash and cash equivalents and restricted cash	$32,683	$(83,322)
Operating Activities

For the thirty-nine weeks ended September 27, 2026, cash used in operating activities increased by $24.4 million compared to the thirty-nine weeks ended September 28, 2025. This change was primarily due to a $17.9 million decrease in income after excluding non-cash items, including the net effect of the gain recognized on the sale of Spyce, as well as a $3.1 million increase in cash paid for Spyce milestone payments, and the $3.4 million impact of other unfavorable working capital fluctuations.

Investing Activities

For the thirty-nine weeks ended September 27, 2026, cash provided by investing activities was $61.0 million, an increase of $143.1 million compared to the thirty-nine weeks ended September 28, 2025. The change was primarily driven by the $100.0 million of cash consideration received from the Spyce sale, as well as a $42.4 million decrease in purchases of property and equipment, primarily due to fewer new restaurant openings in the current year.
Financing Activities
For the thirty-nine weeks ended September 27, 2026, cash provided by financing activities decreased by $2.6 million compared to the thirty-nine weeks ended September 28, 2025, primarily due to a decrease in proceeds from stock option exercises.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the fiscal quarter ended September 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS

For a description of risks and uncertainties that could impact our business, including risks and uncertainties related to macroeconomic conditions and changes in consumer discretionary spending and related to U.S. international trade policies, including the imposition of tariffs, and increases in the cost of ingredients and equipment, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (“Annual Report”) and our Quarterly Report for the period ended June 28, 2026 (“Prior Quarterly Report”). There have been no material changes from the risk factors described in our Annual Report and Prior Quarterly Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Adoption or Termination of 10b5-1 Trading Plans

During the fiscal quarter ended September 27, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.

ITEM 6. EXHIBITS
The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-41069	3.1	11/22/2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-41069	3.2	11/22/2021
10.1+	Sweetgreen, Inc. Severance Plan, effective August 27, 2026	8-K	001-41069	10.1	08/31/2026
10.2+	Conditional Relocation Stipend Agreement, effective September 4, 2026, by and between the Registrant and Jason Cochran					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document (embedded within the Inline XBRL document)					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

SWEETGREEN, INC.

Date: November 5, 2026	By:	/s/ Jamie McConnell
Jamie McConnell
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Signatory)